Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND XI
filed 1996-03-29
CIK 844048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

Commission File No. 33-26038.

DSI REALTY INCOME FUND XI, a California Limited Partnership
(Exact name of Registrant as specified in governing instruments)

__________California_________________________33-0324161_______
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification
                                             number)

         3701 Long Beach Boulevard, Long Beach, California 90807
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code-(213)595-7711

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units.

Indicate by check mark, whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X___. No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The Registrant is a limited partnership and there is no voting stock. All units of limited partnership are owned by non-affiliates of the Registrant. All units sold to date were sold at $500.00 per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  1995,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant (the "Partnership") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to Agreement of Limited Partnership (the "Agreement") dated December 7, 1988. The General Partners are DSI Properties, Inc., a California corporation, ROBERT J. CONWAY and JOSEPH W. CONWAY. The General Partners are affiliates of the Selling Agent, Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships.

     The Partnerships's public offering was completed on February 12, 1991, with 20,000 Units ($10,000,000) of limited partnership interests having been subscribed for. The General Partners have retained a l% interest in all profits, losses and distributions (subject to certain conditions) without making any capital contributions to the Partnership. The General Partners are not required to make any contributions to capital in the future. The General Partners and the Partnership have obtained a ruling from the Internal Revenue Service, that under present provisions of the Internal Revenue Code, current Treasury Regulations thereunder and the interpretations thereof by the Service and the courts, the Partnership should be treated for federal income tax purposes as a partnership and not as an association, which is taxable as a corporation. Such ruling was based upon certain representations contained in the ruling request.

     The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties and obtaining federal income tax deductions in order to shelter a portion of cash distributed from taxation. The Partnership has interests in joint ventures which purchased four mini-storage facilities. See discussion under Item 2 - Properties for further information.

     The Partnership does not intend to sell additional limited partnership interests in the future. The term of the Partnership is fifty years, however, it is anticipated that all properties will be sold and/or refinanced prior thereto. The Partnership is intended to be self-liquidating and it is not anticipated that proceeds from the sale or refinancing of its operating properties will be reinvested. The Registrant has no full time employees other than on-site managers at each mini-storage facility. However, the Partnership shares the expenses of one or more employees with its various affiliated Limited Partnerships. The general management and supervision of the business and affairs of the Registrant is vested exclusively in the General Partners. Limited Partners have no right to participate in the management or conduct of the Registrant's business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                           for the                    Level for the
                           Year Ended                 Year Ended
                           Dec. 31, 1995              Dec. 31, 1994

Whittier, CA(1)                 87%                        89%

Bloomingdale, IL(2)             88%                        88%

Edgewater, NJ(3)                89%                        91%

Sterling Heights, MI(4)         83%                        85%

(1)  The Partnership owns a 90% interest in this property.
(2)  The Partnership owns a 90% interest in this property.
(3)  The Partnership owns an 85% interest in this property.
(4)  The Partnership owns a 75% interest in this property.

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, will compete with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals.

Item 2.  PROPERTIES

Location          Size of      Net Rentable     No. of   Completion
                  Parcel       Area             Rental   Date

Whittier, CA(1)   3.92 acres   60,249           513       3/90

Bloomingdale,
IL(2)             3.542 acres  60,624           571       1/31/91

Edgewater,NJ(2)   4.118 acres  52,940           447       8/21/90

Sterling
Heights, MI(4)    3.76 acres   58,198           515       7/17/91

(1)  The Partnership owns a 90% interest in this property.
(2)  The Partnership owns a 90% interest in this property.
(3)  The Partnership owns an 85% interest in this property.
(4)  The Partnership owns a 75% interest in this property.

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 583 Limited Partners at December 31, 1995. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $10.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1995 and $8.75 per Limited Partnership Unit for the year ended December 31, 1994. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992, AND 1991
-----------------------------------------------------------------
                        1995        1994         1993        1992       1991
                        ----        ----         ----        ----       ----

REVENUES         $1,710,104   $1,596,378    $ 973,811   $ 676,810   $ 615,041

EXPENSES          1,072,358    1,003,797    $ 750,453     490,406   $ 409,269

MINORITY INTEREST
IN EARNINGS OF
REAL ESTATE JOINT
VENTURE            (142,554)     (134,982)       -0-        (6,624)      -0-
                   ---------     ---------    ---------  ---------   ---------

NET INCOME        $ 495,192      $ 457,599    $ 223,358  $ 179,780   $ 205,772
                  =========      =========    =========  =========   =========

TOTAL ASSETS     $6,913,137     $7,236,568   $7,517,751 $8,031,229  $8,531,949
                 ==========     ==========   ========== ==========  ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES       $ 950,492      $  897,978   $  618,343 $ 588,162    $ 494,236
                 =========      ==========   ========== =========    =========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $  24.51        $  22.65     $  11.06   $  8.90      $  10.20
                  ========       =========     ========   =======      ========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT             $  40.00         $  35.00     $  35.00   $ 35.00         (1)
                 ========         ========     ========   =======      ========

(1) Quarterly cash distributions were $8.75 prorated per quarter based upon the month the Limited Partners were admitted to the Partnership.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

As of December 31, 1993, the Partnership had purchased a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities on December 31, 1995, were: Bloomingdale 88%, Edgewater Park 89%, Whittier 87% and Sterling Heights 83%.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

Total revenues increased from $1,596,378 in 1994 to $1,710,104 in 1995 and total expenses increased from $1,003,797 to $1,072,358 contributing to an increase in net income from $457,599 to $495,192. Rental revenues increased to $1,698,994 in 1995 from $1,582,952 in 1994 while guaranteed payments from the seller of the properties decreased from $7,300 to zero over the same periods. These fluctuations were primarily a result of the Edgewater Park and Bloomingdale properties emergence from their initial operating periods in 1993 and Sterling Heights in 1994. Once the properties emerge from their initial operating period, guaranteed payments are no longer received from the seller of the properties, rather, the Partnership begins to recognize the actual operating revenues and expenses of each property (see notes 1 and 2 to financial statements). Operating expenses increased approximately $55,000 primarily as a result of properties emergence from their initial operating periods. General and administrative expenses increased by approximately
$4,000 (2.7%) primarily as a result of higher property management fees, which are computed as a percentage of rental revenues. The incentive management fee, which is based on distributions paid to partners, increased approximately $9,000 (14.1%) as a result of the special distribution declared and paid December 15, 1995.

1994 COMPARED TO 1993

Total revenues increased from $973,811 in 1993 to $1,596,378 in 1994 and total expenses increased from $750,453 to $1,003,797 contributing to an increase in net income from $223,358 to $457,599. Rental revenues increased to $1,582,952 in 1994 from $799,523 in 1993 while guaranteed payments from the seller of the properties decreased from $170,323 to $7,300 over the same periods. These fluctuations were primarily a result of the Edgewater Park and Bloomingdale properties emergence from their initial operating periods in 1993 and Sterling Heights in 1994. Once the properties emerge from their initial operating period, guaranteed payments are no longer received from the seller of the properties, rather, the Partnership begins to recognize the actual operating revenues and expenses of each property (see notes 1 and 2 to financial
statements).   Operating expenses increased approximately $209,000 primarily as a result of properties emergence from their initial operating periods. General and administrative expenses increased by approximately $44,000 (43%) primarily as a result of higher professional and property management fees, which are computed as a percentage of rental revenues.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by approximately $53,000 in 1995 as compared to 1994 primarily as a result of the increase in net income. Net cash provided by operating activities increased by approximately $280,000 in 1994 as compared to 1993 as a result of the increase in net income which was partially offset by net changes in operating assets and liabilities requiring the use of cash.

Cash flows used in financing activities consisted of cash distributions to partners in 1995, 1994 and 1993. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 1995, 1994 and 1993. In December 1995, the General Partners declared and paid a special distribution equal to 1% of capital contributed by the limited partners.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage facilities in 1994 and 1995. Cash flows provided by investing activities in 1993 consisted solely of the guaranteed payments received from Dahn. In 1993, $100,577 of cash was received as guaranteed payments from the seller of the properties in excess of revenue recognized (see notes 1 and 2 to financial statements). The Partnership has no material commitments for capital expenditures.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of the Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as item 8, Part II hereof.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1995, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by the Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other agreement exists by which directors of the Registrant are compensated;

     (c) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of the December 31, 1995, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 1995, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 1995, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 1995.

     (b) There have been no 8K's filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 28, 1996
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 28, 1996
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March   28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

                            DSI REALTY INCOME FUND XI

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES              $1,710,104  $1,596,378  $  973,811  $  676,810  $  615,041

EXPENSES               1,072,358   1,003,797     750,453     490,406     409,269
                      ----------  ----------  ----------  ----------  ----------
MINORITY INTERESTS
IN EARNINGS OF REAL
ESTATE JOINT
VENTURES                (142,554)   (134,982)                 (6,624)
                      ----------  ----------  ----------  ----------  ----------

NET INCOME            $  495,192  $  457,599  $  223,358  $  179,780  $  205,772
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $6,913,137  $7,236,568  $7,517,751  $8,031,229  $8,531,949
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $  950,492     897,978  $  618,343  $  588,162  $  494,236
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    24.51  $    22.65  $    11.06  $     8.90  $    10.20
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    40.00  $    35.00  $    35.00  $    35.00  $      (1)
                      ==========  ==========  ==========  ==========  ==========

(1) Quarterly cash distributions were $8.75, prorated per quarter based upon the month the limited partners were admitted to the Partnership.

The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   495,192    $ 6,667,632
Excess financial statement depreciation                  114,948        604,264
Deferred rental revenues                                  (1,600)        44,500
Accrued incentive management fees                                       443,214
Capitalization of syndication costs                                   1,033,223
Accrued partner distributions                                           176,768
                                                     -----------    -----------
Per Partnership income tax return                    $   608,540    $ 8,969,601
                                                     ===========    ===========
Net Taxable income per $500 limited
partnership unit                                     $     30.43
                                                     ===========

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1995 and 1994                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 1995                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1995                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 1995                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:

    Independent Auditors' Report                                             F-8

    Schedule XI - Real Estate and Accumulated Depreciation                   F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


January 31, 1996
Deloitte Touche LLP
Long Beach, California

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   277,455      $   299,707

PROPERTY, At cost (net of accumulated
depreciation of $1,692,649
in 1995 and $1,369,539 in 1994)
(Notes 1, 2 and 3)                                    6,616,116        6,917,295

OTHER ASSETS (Note 2)                                    19,566           19,566
                                                    -----------      -----------
TOTAL                                               $ 6,913,137      $ 7,236,568
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   176,768      $   176,768
Other liabilities                                        68,737           79,281
                                                    -----------      -----------
Total liabilities                                       245,505          256,049
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 2 and 4):
General partners                                        (22,992)        (19,863)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 1995 and 1994)                        6,690,624        7,000,382
                                                   ------------      -----------
Total partners' equity                                6,667,632        6,980,519
                                                   ------------      -----------
TOTAL                                               $ 6,913,137      $ 7,236,568
                                                   ============      ===========

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $1,698,994   $1,582,982   $  799,523
Interest income                                 11,110        6,126        3,965
Guaranteed payments from Dahn
(Note 1 and 2)                                                7,300      170,323
                                            ----------   ----------   ----------
Total revenues                               1,710,104    1,596,378      973,811
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation and amortization (Note 2)        323,290      322,792      322,792
 Operating expenses                            526,171      470,926      261,662
 General and administrative                    150,170      146,443      102,363
 General partners' incentive
  management fee (Note 4)                       72,727       63,636       63,636
                                            ----------   ----------   ----------
Total expenses                               1,072,358    1,003,797      750,453
                                            ----------   ----------   ----------
INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 637,746      592,581      223,358
                                            ----------   ----------   ----------
MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES
(Note 1)                                      (142,554)    (134,982)
                                            ----------   ----------   ----------
NET INCOME                                  $  495,192   $  457,599   $  223,358
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  490,240   $  453,023   $  221,124
General partners                                 4,952        4,576        2,234
                                            ----------   ----------   ----------
TOTAL                                       $  495,192   $  457,599   $  223,358
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    24.51   $    22.65   $    11.06
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($12,531)    $ 7,726,235     $ 7,713,704

 Net income                               2,234         221,124         223,358

 Distributions (Note 4)                  (7,071)       (700,000)       (707,071)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (17,368)      7,247,359       7,229,991

 Net income                               4,576         453,023         457,599

 Distributions (Note 4)                  (7,071)       (700,000)       (707,071)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (19,863)      7,000,382       6,980,519

 Net income                               4,952         490,240         495,192

 Distributions (Note 4)                  (8,081)       (799,998)       (808,079)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($22,992)    $ 6,690,624     $ 6,667,632
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received                       $    11,110   $     6,126   $     3,965
Guaranteed payments from Dahn                     0        29,100       275,623
Cash received from customers              1,698,994     1,582,952       792,057
Cash paid to suppliers and employees       (759,612)     (720,200)     (453,302)
                                        -----------   -----------   -----------
  Net cash provided by operating
  activities                                950,492       897,978       618,343
                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                  (808,079)     (707,071)     (707,071)
Distributions paid to minority inter-
ests in real estate joint ventures         (142,554)     (134,982)       (6,624)
                                        -----------   -----------   -----------
  Net cash used in
  financing activities                     (950,633)     (842,053)     (713,695)
                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
Guaranteed payments received from
Dahn in excess of revenue recognized                                    100,577
Additions to property                       (22,111)      (16,683)
                                        -----------   -----------   -----------
  Net cash (used in) provided by
  investing activities                      (22,111)      (16,683)      100,577
                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            (22,252)       39,242         5,225

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        299,707       260,465       255,240
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   277,455   $   299,707   $   260,465
                                        ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   495,192   $   457,599   $   223,358
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               323,290       322,792       322,792
Minority interests in income of real
estate joint ventures                       142,554       134,982
Changes in assets and liabilities:
 Guaranteed payments receivable
 from Dahn                                                 21,800       105,300
 Other assets                                              (7,484)       (9,966)
 Incentive management fee payable                         (63,636)      (63,304)
 Other liabilities                          (10,544)       31,925        40,163
                                        -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $   950,492   $   897,978   $   618,343
                                        ===========   ===========   ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995


1.   GENERAL

     DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate. The offering of limited partnership units was completed on February 12, 1991.

     The Partnership has entered into four joint venture arrangements with affiliates of Dahn Corporation ("Dahn"). The Partnership and its joint venture partners have acquired four mini-storage properties located in Whittier, California; Edgewater, New Jersey; Bloomingdale, Illinois; and Sterling Heights, Michigan. The properties were acquired from Dahn.

     Under the terms of the property purchase agreements, the Partnership and its joint venture partners (Whittier Mini, Bloomingdale Mini, Edgewater Mini and Streling Heights Mini, each a California Limited Partnership and an affiliate od Dahn, and hereinafter referred to as the "Joint Venture Partners") own an undivided interest in the mini-storage facilities as follows:

                                                       Joint Venture
       Mini-Storage Property            Partnership       Partner

       Whittier, CA                        90%              10%
       Bloomingdale, IL                    90%              10%
       Edgewater, NJ                       85%              15%
       Sterling Heights, MI                75%              25%

     The Joint Venture Partners have made no cash contributions to any of the joint ventures. Rather, each Joint Venture Partner's interest in each respective mini-storage property was obtained in consideration of a reduction in the purchase price of the property by Dahn.

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier
     Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 1995. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a predetermined formula, of the net proceeds from the sale of the properties.

     The mini-storage facilities are operated by Dahn under various management agreements. In accordance with the agreements, Dahn is to pay all oper-ating expenses through the construction period and an initial operating period. In addition, Dahn is required to make guaranteed payments, as defined, through the same period. The guaranteed payments by Dahn are to be offset by amounts owed to Dahn representing interest earned on the net offering proceeds allocable to the purchase of the property less the cash down payment and progress payments related to each property. The last of the Partnership's properties to emerge from the initial operating period, Sterling Heights did so on January 31, 1994.

     Once the construction and initial operating periods of the mini-storage facilities have been completed, the Partnership is required by the agreements to pay Dahn a management fee equal to 5% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principals of Consolidation - The accompanying finacial statements include the accounts of the Partnership and its joint venture investments. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each period (20,000 in 1995, 1994 and 1993).

     Organization Costs - Organization costs have bee capitalized and are being amortized using the straight-line method over a five-year period. Capitalized organization costs are included in other assets in the accompanying balance sheet.

     Guaranteed Payments from Dahn - Guaranteed payments expected to be received from Dahn during the initial operating period are accrued and offset against the cost of the related mini-storage property to the extent that such payments are expected to exceed the forcasted operating results of the mini-storage property during the initial operating period.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY

     At December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                  1995                1994
       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,414,515          6,392,404
                                              -----------        -----------
       Total                                    8,308,765          8,286,654
       Less accumulated depreciation           (1,692,649)        (1,369,359)
                                              -----------         ----------

       Property, net                          $ 6,616,116         $ 6,917,295
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     The general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is equal to 9% per annum of the Partnership distributions made from cash available for distribution from operations, as defined.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the financial statements of DSI Realty Income Fund XI (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund XI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1996
Deloitte Touche LLP
Long Beach, California

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $ 5,131         $845,000  $1,974,214  $2,819,214   $568,307  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780     7,807          191,250   2,366,587   2,557,837    629,931  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879     6,680          442,000   1,586,559   2,028,559    388,813  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    19,176          416,000     487,155     903,155    105,598  06/77 07/91 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $ 38,794       $1,894,250  $6,414,515 $ 8,308,765*$1,692,649
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $ 8,269,971     $  731,775
                 Additions                                               318,792
                                                      -----------     ----------
               Balance at December 31, 1993             8,269,971      1,050,567
                 Additions                                 16,683        318,792
                                                      -----------     ----------
               Balance at December 31, 1994             8,286,654      1,369,359
                 Additions                                 22,111        323,290
                                                      -----------     ----------
               Balance at December 31, 1995           $ 8,308,765     $1,692,649
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $10,250,000

                                    EXHIBIT 2
                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

Whittier, CA(1)                       87%                        89%

Bloomingdale, IL(2)                   88%                        88%

Edgewater, NJ(3)                      89%                        91%

Sterling Heights, MI(4)               83%                        85%
(1) The Partnersip owns a 90% interest in this property.
(2) The Partnersip owns a 90% interest in this property
(3) The Partnersip owns an 85% interest in this property
(4) The Partnersip owns a 75% interest in this property

     We will keep you informed of the activities of DSI Realty Income Fund XI as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                               Very truly yours,

                                               DSI REALTY INCOME FUND VI
                                               By:  DSI Properties, Inc.



                                               By_______________________________
                                                     ROBERT J. CONWAY, President