Form 10-K
period 1996-12-31
DSI REALTY INCOME FUND XI
filed 1997-04-28
CIK 844048

SECURITIES AND EXCHANGE COMMISSION
			                           Washington, D.C. 20549
				                              FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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

Registrant's telephone number, including area code-(562)595-7711

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

		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  1996,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                       			   for the                    Level for the
			                          Year Ended                 Year Ended
			                         Dec. 31, 1996              Dec. 31, 1995

Whittier, CA(1)                 88%                        87%

Bloomingdale, IL(2)             86%                        88%

Edgewater, NJ(3)                90%                        89%

Sterling Heights, MI(4)         83%                        83%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 583 Limited Partners at December 31, 1996. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $10.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1996 and $8.75 per Limited Partnership Unit for the year ended December 31, 1995. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, AND 1992
-----------------------------------------------------------------
                  			1996        1995         1994        1993       1992
		                  	----        ----         ----        ----       ----

REVENUES         $1,829,360   $1,710,104   $1,596,378   $ 973,811   $ 676,810

EXPENSES          1,068,283    1,072,358    1,003,797     750,453     490,406

MINORITY INTEREST
IN EARNINGS OF
REAL ESTATE JOINT
VENTURE            (168,304)   (142,554)     (134,982)       -0-       (6,624)
             		   ---------     ---------    ---------  ---------   ---------

NET INCOME        $ 592,773   $ 495,192      $ 457,599    $ 223,358  $ 179,780
              		  =========   =========      =========    =========   =========

TOTAL ASSETS     $6,709,600   $6,913,137     $7,236,568   $7,517,751 $8,031,229
              		 ==========   ==========     ==========   ========== ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES       $1,097,502     $ 950,492    $  897,978 $  618,343   $ 588,162
               		 =========     ==========   ==========  =========   =========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $   29.34      $  24.51      $  22.65  $  11.06      $  8.90
               		  ========       =========     ========   =======      ========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT             $   40.00        $  40.00     $  35.00  $  35.00      $ 35.00
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

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Total revenues increased from $1,710,104 in 1995 to $1,829,360 in 1996 and total expenses decreased from$1,072,358 to $1,068,283 contributing to an increase in net income from $495,192 to $592,773. Rental revenues increased to $1,818,065 in 1996 from $1,698,994 in 1995. The approximately $119,000
(7%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy levels remained constant at 86.8% for the years ended December 31, 1996 and 1995.


Operating expenses decreased approximately $9,400 (1.8%) primarily as a result of decreases in real estate tax and office expenses partially offset by an increase in salaries and wages. General and administrative expenses and incentive management fee remained constant. Property management fees, which are computed as a percentage of rental revenues, increased approximately $6,000 (7.1%).

1995 COMPARED TO 1994

Total revenues increased from $1,596,378 in 1994 to $1,710,104 in 1995 and total expenses increased from $1,003,797 to $1,072,358 contributing to an increase in net income from $457,599 to $495,192. Rental revenues increased to $1,698,994 in 1995 from $1,582,952 in 1994 while guaranteed payments from the seller of the properties decreased from $7,300 to zero over the same periods. These fluctuations were primarily a result of the Edgewater Park and Bloomingdale properties emergence from their initial operating periods in 1993 and Sterling Heights in 1994. Once the properties emerged from their initial operating period, guaranteed payments were no longer received from the seller of the properties, and, the Partnership began to recognize the actual operating revenues and expenses of each property (see notes 1 and 2 to financial statements). Operating expenses increased approximately $55,000 primarily as a result of properties emergence from their initial operating periods. General and administrative expenses increased by approximately
$4,000 (2.7%) primarily as a result of higher property management fees, which are computed as a percentage of rental revenues. The incentive management fee, which is based on distributions paid to partners, increased approximately $9,000 (14.1%) as a result of the special distribution declared and paid December 15, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by approximately $147,000 (15.5%) in 1996 as compared to 1995 primarily as a result of the increase in net income and other liabilities. Net cash provided by operating activities increased by approximately $53,000 (5.8%) in 1995 as compared to 1994 as a result of the increase in net income.

Cash flows used in financing activities consisted of cash distributions to partners in 1996, 1995 and 1994. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 1996, 1995, and 1994. In December 1995 and 1996, the General Partners declared and paid a special distribution equal to 1% of capital contributed by the limited partners.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities.   The Partnership has no material commitments for capital
expenditures.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1996, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 63 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 67 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 73 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 1996, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 1996, attached hereto as Exhibit l and incorporated herein by this reference.

				     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 1996, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 1996.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 28, 1997
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 28, 1997
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March   28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                     			 1996        1995        1994        1993        1992

REVENUES              $1,829,360  $1,710,104  $1,596,378  $  973,811  $  676,810

EXPENSES               1,068,283   1,072,358   1,003,797     750,453     490,406
              		      ----------  ----------  ----------  ----------  ----------
MINORITY INTERESTS
IN EARNINGS OF REAL
ESTATE JOINT
VENTURES                (168,304)   (142,554)   (134,982)                (6,624)
		                     ----------  ----------  ----------  ----------  ---------

NET INCOME              $592,773  $  495,192  $  457,599  $  223,358  $  179,780
             		       ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $6,709,600  $6,913,137  $7,236,568  $7,517,751  $8,031,229
		                    ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,097,502  $  950,492     897,978  $  618,343  $  588,162
		                    ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    29.34  $    24.51  $    22.65  $    11.06  $     8.90
		                    ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $   40.00  $    40.00  $    35.00  $    35.00  $    35.00
              		      ==========  ==========  ==========  ==========  ==========

(1) Quarterly cash distributions were $8.75, prorated per quarter based upon the month the limited partners were admitted to the Partnership.

The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1996.


						      Operating        Partners'
							Results         Equity

Per financial statements                             $   592,773    $ 6,452,324
Excess financial statement depreciation                  116,140        720,404
Deferred rental revenues                                  14,865         59,365
Accrued incentive management fees                                       443,214
Capitalization of syndication costs                                   1,033,223
Accrued partner distributions                                           176,768
		                                          				     -----------    -----------
Per Partnership income tax return                    $   723,778    $ 8,885,298
						                                               ===========    ===========
Net Taxable income per $500 limited
partnership unit                                     $     36.19
						                                               ===========

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1996 and 1995                F-2

    Consolidated Statements of Income for the Three
       	Years Ended December 31, 1996                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
       	the Three Years Ended December 31, 1996                              F-4

    Consolidated Statements of Cash Flows for the Three Years
       	Ended December 31, 1996                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


January 31, 1997
Deloitte Touche LLP
Long Beach, California

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                  1996             1995

CASH AND CASH EQUIVALENTS                           $   384,938      $   277,455

PROPERTY, At cost (net of accumulated
depreciation of $2,017,303
in 1996 and $1,692,649 in 1995)
(Notes 1, 2 and 3)                                    6,305,096        6,616,116

OTHER ASSETS (Note 2)                                    19,566           19,566
                                          						    -----------      -----------
TOTAL                                               $ 6,709,600      $ 6,913,137
						                                              ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   176,768      $   176,768
Property management
fees payable (Note 1)                                     7,125            6,787
Other liabilities                                        73,383           61,950
                                           						    -----------      ----------
Total liabilities                                       257,276          245,505
						                                               -----------      ----------
PARTNERS' EQUITY (Notes 2 and 4):
General partners                                        (25,145)        (22,992)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 1996 and 1995)                        6,477,469        6,690,624
						                                             ------------      -----------
Total partners' equity                                6,452,324        6,667,632
					                                          	   ------------      -----------
TOTAL                                               $ 6,709,600      $ 6,913,137
                                          						   ============      ===========

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                   					       1996         1995         1994

REVENUES:
Rental revenues                             $1,818,605  $1,698,994   $1,582,982
Interest income                                 11,295      11,110        6,126
Guaranteed payments from Dahn
(Note 1 and 2)                                                            7,300
					                                       ----------   ----------   ----------
Total revenues                               1,829,360   1,710,104    1,596,378
					                                       ----------   ----------   ----------
EXPENSES:
 Depreciation and amortization (Note 2)        324,654      323,290      322,792
 Operating expenses                            516,812      526,171      470,926
 General and administrative                     63,187      150,170      146,443
 General partners' incentive
  management fee (Note 4)                       72,727       72,727       63,636
Property management fees (Note 1)               90,903       84,950       80,298
					                                       ----------   ----------   ----------
Total expenses                               1,068,283    1,072,358    1,003,797
					                                       ----------   ----------   ----------
INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 761,077      637,746      592,581
					                                       ----------   ----------   ----------
MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES
(Note 1)                                      (168,304)    (142,554)   (134,982)
					                                       ----------   ----------   ----------
NET INCOME                                  $  592,773   $  495,192   $  457,599
					                                       ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  589,845   $  490,240   $  453,023
General partners                                 5,928        4,952        4,576
					                                       ----------   ----------   ----------
TOTAL                                       $  592,773   $  495,192   $  457,599
					                                       ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $   29.34   $    24.51   $    22.65
					                                       ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                   					 General       Limited
					                                   Partners       Partners         Total

BALANCE AT JANUARY   1, 1994           $ (17,368)     7,247,359       7,229,991

 Net income                                4,576        453,023         457,599

 Distributions                           (7,071)       (700,000)       (707,071)
                                   					-------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (19,863)      7,000,382       6,980,519

 Net income                               4,952         490,240         495,192

 Distributions                           (8,081)       (799,998)       (808,079)
                                   					-------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($22,992)    $ 6,690,624     $ 6,667,632

Net income                                5,928         586,845         592,773

Distributions                            (8,081)       (800,000)       (808,081)
                                  					 -------     -----------     -----------
BALANCE AT DECEMBER 31, 1996           $(25,145)     $6,477,469      $6,452,324
				                                   	=======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                    					    1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers              1,818,065     1,698,994       792,057
Cash paid to suppliers and employees       (731,858)     (759,612)     (720,200)
Interest received                            11,295        11,110         6,126
Guaranteed payments from Dahn                                            29,100
                                    					-----------   -----------   -----------
  Net cash provided by operating
  activities                               1,097,502      950,492       897,978
					                                    -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                  (808,081)    (808,079)     (707,071)
Distributions paid to minority inter-
ests in real estate joint ventures         (168,304)    (142,554)     (134,982)
				                                   	-----------   -----------   -----------
  Net cash used in
  financing activities                     (976,385)    (950,633)     (842,053)
					                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (13,634)     (22,111)      (16,683)
                                   					-----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                            107,483      (22,252)       39,242

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        277,455      299,707       260,465
                                   					-----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $  384,938   $   277,455   $   299,707
					                                   ===========   ===========   ===========
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   592,773   $   495,192   $  457,599
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               324,654      323,290       322,792
Minority interests in income of real
estate joint ventures                       168,304      142,554       134,982
Changes in assets and liabilities:
 Guaranteed payments receivable
 from Dahn                                                               21,800
 Other assets                                                           (7,484))
 Incentive management fee payable                                       (63,636)
Property management fees payable                338           (54)
 Other liabilities                          (10,544)      (10,544)       31,925
                                    					-----------   -----------   -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,097,502   $   950,492   $   897,978
					                                   ===========   ===========   ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996


1.   GENERAL

     DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units as of December 31, 1996 which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has entered into four joint venture arrangements with affiliates of Dahn Corporation ("Dahn"). The Partnership and its joint venture partners have acquired four mini-storage properties located in Whittier, California; Edgewater, New Jersey; Bloomingdale, Illinois; and Sterling Heights, Michigan. The properties were acquired from Dahn.

     Under the terms of the property purchase agreements, the Partnership and its joint venture partners (Whittier Mini, Bloomingdale Mini, Edgewater Mini and Sterling Heights Mini, each a California Limited Partnership and an affiliate of Dahn, and hereinafter referred to as the "Joint Venture Partners") own an undivided interest in the mini-storage facilities as follows:

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

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier
     Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 1996, 1995 and 1994. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $2,432,974.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each period (20,000 in 1996, 1995 and 1994).

     Guaranteed Payments from Dahn - Guaranteed payments expected to be received from Dahn during the initial operating period are accrued and offset against the cost of the related mini-storage property to the extent that such payments are expected to exceed the forecasted operating results of the mini-storage property during the initial operating period.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the partnership recognized an impairment. As of December 31, 1996, no impairment losses were required.

3.   PROPERTY

     At December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:

                                         						  1996                1995
       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,428,149          6,414,515
					                                         -----------        -----------
       Total                                    8,322,399          8,308,765
       Less accumulated depreciation           (2,017,303)        (1,692,649)
					                                         -----------         ----------

       Property, net                          $ 6,305,096         $ 6,616,116
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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the financial statements of DSI Realty Income Fund XI (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund XI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1997
Deloitte Touche LLP
Long Beach, California

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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $ 5,131         $845,000  $1,974,214  $2,819,214   $667,399  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780     7,807          191,250   2,366,587   2,557,837    748,500  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879   10,637          442,000   1,590,516   2,032,516    470,805  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    28,853          416,000     498,832     912,832    130,599  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
			    $1,894,250  $6,375,721  $ 52,428       $1,894,250  $6,428,149 $ 8,322,399*$2,017,303
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

	       Balance at January 1, 1994             $ 8,269,971     $1,050,567
		 Additions                                 16,683       318,792
						      -----------     ---------
	       Balance at December 31, 1994             8,286,654      1,369,359
		 Additions                                 22,111        323,290
						      -----------     ----------
	       Balance at December 31, 1995           $ 8,308,765     $1,692,649
		 Additions                                  13,634        324,654
				-----------     ----------
	       Balance at December 31, 1996            $ 8,322,399    $2,017,303
						      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $8,729,000.

				    EXHIBIT 2
				 March 28, 1997

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                              			   Levels for the             Levels for the
				                                 Year Ended                 Year Ended
				                                Dec. 31, 1996              Dec. 31, 1995

Whittier, CA(1)                       89%                        87%

Bloomingdale, IL(2)                   86%                        88%

Edgewater, NJ(3)                      90%                        89%

Sterling Heights, MI(4)               83%                        83%

(1) The Partnership owns a 90% interest in this property.
(2) The Partnership owns a 90% interest in this property
(3) The Partnership owns an 85% interest in this property
(4) The Partnership owns a 75% interest in this property

     We will keep you informed of the activities of DSI Realty Income Fund XI as they develop. If you have any questions, please contact us at your convenience at (562) 424-2655. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

					       Very truly yours,

					       DSI REALTY INCOME FUND VI
					       By:  DSI Properties, Inc.



					       By_______________________________
						     ROBERT J. CONWAY, President