Form 10-K
period 1999-12-31
DSI REALTY INCOME FUND XI
filed 2000-03-30
CIK 844048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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

		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  1999,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 1999              Dec. 31, 1998

Whittier, CA(1)                 88%                        90%

Bloomingdale, IL(2)             84%                        86%

Edgewater, NJ(3)                84%                        85%

Sterling Heights, MI(4)         84%                        84%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 540 Limited Partners at December 31, 1999. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and $10.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31,1997. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1999
-----------------------------------------------------------------
                     1999        1998         1997        1996       1995
                     ----        ----         ----        ----       ----

TOTAL
REVENUES         $2,108,447   $1,990,616   $1,903,385   $1,829,360  $1,710,104

TOTAL
EXPENSES          1,238,034    1,108,711    1,115,758    1,068,283   1,072,358

MINORITY INTEREST
IN EARNINGS OF
REAL ESTATE JOINT
VENTURE            (186,102)    (179,154)   (171,956)    (168,304)    (142,554)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 684,311    $ 702,751   $ 615,671    $ 592,773    $ 495,192
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $5,841,106   $6,152,614  $6,517,581   $6,709,600   $6,913,137
                 ==========   ==========    ==========  ==========  ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES       $1,202,051   $1,212,360  $1,095,449   $1,097,502  $  950,492
                  =========   ==========   ==========   =========   =========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $   33.87   $   34.79   $  30.48     $  29.34   $   24.51
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT               $  50.00    $  55.00    $  40.00    $  40.00     $  40.00
                   ========     ========     =======    ========     ========

The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1999.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS

As of December 31, 1993, the Partnership had purchased a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities on December 31, 1999, were: Whittier 83%, Edgewater Park 80%, Bloomingdale 80% and Sterling Heights 82%.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Total revenues increased from $1,990,616 in 1998 to $2,108,447 in 1999 and total expenses increased from $1,108,711 to $1,238,034 contributing to a decrease in net income from $702,751 to $684,311. Rental revenues increased to $2,101,733 in 1999 from $1,971,279 in 1998. The approximately $130,454
(6.6%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy levels decreased from 87.0% for the year ended December 31, 1998 to 85.1% for 1999. Operating expenses increased approx-imately $109,100 (22.4%) primarily as a result of increases in yellow pages and other advertising costs, repairs and maintenance, salaries and wages, workers compensation insurance and power and sweeping expenses. Power and sweeping expenses increased as result of the substantial snow removal costs associated with the blizzard that hit Illinois and Michigan where two of the Partnership's properties are located. General and administrative expenses remained relatively constant. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased approximately $26,100 (26.1%).


1998 COMPARED TO 1997

Total revenues increased from $1,903,385 in 1997 to $1,990,616 in 1998 and total expenses decreased from $1,115,758 to $1,108,711 contributing to an increase in net income from $615,671 to $702,751. Rental revenues increased to $1,971,279 in 1998 from $1,887,384 in 1997. The approximately $83,900
(4.4%) increase in rental revenues can be attributed to a combination of higher occupancy and unit rental rates as average occupancy levels increased from 84.6% for the year ended December 31, 1997 to 87.0% for 1998. Operating expenses decreased approximately $44,300 (8.3%) primarily as a result of decreases in yellow pages advertising costs, repairs and maintenance, salaries and wages and worker's compensation insurance expenses partially offset by increases in real estate tax and office expenses. General and administrative expenses remained constant. Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased approximately $6,200 (6.6%).



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased by approximately $10,300 (0.9%) in 1999 compared to 1998 primarily as a result of the decrease in net income. Net cash provided by operating activities increased by approximately $116,900 (10.7%) in 1998 compared to 1997 primarily as a result of the increase in net income and customer deposits and other liabilities.

Cash flows used in financing activities consisted of cash distributions to partners in 1999, 1998 and 1997. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 1999, 1998, and 1997. In December 1997, 1998 and 1999, the General Partners declared and paid a special distribution equal to 1%, 3% and 2% respectively of capital contributed by the limited partners. The General Partners determined that effective with the first quarter 1998 distribution, which was paid on April 15, 1998, distributions to limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners from an annual return of 7% paid in the prior year.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1999, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 66 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 70 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 76 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 1999, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 1999, attached hereto as Exhibit l and incorporated herein by this reference.

				     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 1999, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 1999.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2000
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 31, 2000
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2000
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 31, 2000
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

                         1999        1998        1997         1996        1995

TOTAL
REVENUES              $2,108,447  $1,990,616  $1,903,385  $1,829,360  $1,710,104

TOTAL
EXPENSES               1,238,034   1,108,711   1,115,758   1,068,283   1,072,358
                      ----------  ----------  ----------  ----------  ----------
MINORITY INTERESTS
IN EARNINGS OF REAL
ESTATE JOINT
VENTURES                (186,102)   (179,154)  (171,956)   (168,304)   (142,554)
                      ----------  ----------  ----------  ----------  ---------

NET INCOME            $  684,311  $  702,751 $  615,671  $  592,773  $  495,192
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $5,841,106  $6,152,614 $6,517,581  $6,709,600  $6,913,137
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,202,051  $1,212,360 $1,095,449  $1,097,502  $  950,492
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    33.87  $    34.79  $    30.48  $    29.34  $    24.51
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    50.00  $    55.00   $   40.00  $    40.00  $    40.00
                      ==========  ==========  ==========  ==========  ==========


The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1999.


						      Operating        Partners'
							Results         Equity

Per financial statements                             $   684,311    $ 5,525,765
Excess book depreciation                                 109,689      1,051,783
Deferred rental revenues                                                 49,987
Accrued distributions to partners                                       202,020
Accrued incentive management fees                                       443,214
Acquisition costs capitalized
 for tax purposes                                                     1,033,227
                                                     -----------    -----------
Per Partnership income tax return                    $   794,000    $ 8,305,996
                                                     ===========    ===========
Net Taxable income per $500 limited
partnership unit                                     $     39.70
                                                     ===========

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1999 and 1998                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 1999                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1999                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 1999                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



January 28, 2000


Deloitte Touche LLP
Los Angeles, California

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                  1999             1998

CASH AND CASH EQUIVALENTS                           $   399,760      $   393,912

PROPERTY, net (Notes 1 and 3)                         5,402,056        5,720,848

OTHER ASSETS                                             39,290           37,854
                                                    -----------      -----------
TOTAL                                               $ 5,841,106      $ 6,152,614
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable (Note 1)                                    10,387           8,105
Other liabilities                                       102,934          90,934

                                                    -----------      ----------
Total liabilities                                       315,341         301,059
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (34,409)        (31,151)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 1999 and 1998)                        5,560,174       5,882,706
                                                  ------------      -----------
Total partners' equity                                5,525,765       5,851,555
                                                   ------------     -----------
TOTAL                                               $ 5,841,106     $ 6,152,614
                                                  ============      ===========

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                              1999         1998         1997

REVENUES:
Rental revenues                             $2,101,733  $1,971,279   $1,887,384
Interest income                                  6,714      19,337       16,001
                                            ----------  ----------   ----------
Total revenues                               2,108,447   1,990,616    1,903,385
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  318,792     319,242      318,792
 Operating                                     596,336     487,225      531,525
 General and administrative                    105,892     103,731       98,913
 General partners' incentive
  management fee (Note 4)                       90,910      98,511       72,727
Property management fees (Note 1)              126,104     100,002       93,801
                                            ----------  ----------   ----------
Total expenses                               1,238,034   1,108,711    1,115,758
                                            ----------  ----------   ----------
INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 870,413     881,905      787,627

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES
(Note 1)                                      (186,102)   (179,154)   (171,956)
                                            ----------  ----------   ----------
NET INCOME                                  $  684,311  $  702,751  $  615,671
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  677,468  $  695,723  $  609,514
General partners                                 6,843       7,028       6,157
                                            ----------  ----------   ----------
TOTAL                                       $  684,311  $  702,751  $  615,671
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    33.87  $    34.79   $   30.48
                                            ==========  ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total

BALANCE, JANUARY 1, 1997               $(25,145)     $6,477,469      $6,452,324

 Net income                               6,157         609,514         615,671

 Distributions                           (8,080)       (800,000)       (808,080)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 1997             $(27,068)    $ 6,286,983     $ 6,259,915

 Net income                               7,028         695,723         702,751

 Distributions                          (11,111)     (1,100,000)     (1,111,111)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31,1998              $(31,151)    $ 5,882,706     $ 5,851,555

 Net Income                               6,843         677,468         684,311

 Distributions                          (10,101)     (1,000,000)     (1,010,101)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 1999             $(34,409)    $ 5,560,174     $ 5,525,765
                                       ========     ===========     ===========



See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                             1999          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   684,311   $   702,751   $   615,671
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              318,792       319,242       318,792
  Minority interests in income
  of real estate joint ventures             186,102       179,154       171,956
  Changes in assets and liabilities:
   Other assets                              (1,436)       (6,928)      (11,360)
   Incentive management fee payable
   Property management fees payable           2,282           649           331
   Other liabilities                         12,000        17,492            59
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,202,051     1,212,360     1,095,449

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (53,786)
                                        -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                (1,010,101)   (1,085,859)     (808,080)
Distributions paid to minority inter-
ests in real estate joint ventures         (186,102)     (179,154)     (171,956)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,196,203    (1,265,013)     (980,036)
                                        -----------   -----------    ----------
NET DECREASE (INCREASE) IN CASH AND
CASH EQUIVALENTS                              5,848      (106,439)      115,413

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        393,912       500,351       384,938
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   399,760   $   393,912   $   500,351
                                        ===========   ===========    ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999


1.   GENERAL

     DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units as of December 31, 1999, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, eight percent return (7.75 percent for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 1999, 1998 and 1997. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

     The Partnership is required by the agreements to pay Dahn a management fee equal to six percent of gross revenue from operations, as defined.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $2,780,231.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each period (20,000 in 1999, 1998 and 1997).

     Reclassifications - Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

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

     Impairment of Long-Lived Assets - The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Company recognized an impairment. No impairment losses were required in 1999, 1998 or 1997.

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

3.   PROPERTY

     At December 31, 1999 and 1998, the total cost of property and accumulated depreciation are as follows:

                                                  1996                1995
       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,481,935          6,481,935
                                              -----------        -----------
       Total                                    8,376,185          8,376,185
       Less accumulated depreciation           (2,974,129)        (2,655,337)
                                              -----------         ----------

       Property, net                          $ 5,402,056        $ 5,720,848
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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $ 5,131         $845,000  $1,974,214  $2,819,214   $962,779  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    44,706          191,250   2,403,486   2,594,736   1102,758  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    10,524          442,000   1,590,403   2,032,403    707,793  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    45,853          416,000     513,832     929,832    200,799  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $106,214       $1,894,250  $6,481,935 $ 8,376,185*$2,974,129
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation


               Balance at January 1, 1997             $ 8,322,399     $2,017,303
                 Additions                                               318,792
                                                      -----------     ----------
               Balance at December 31, 1997           $ 8,322,399     $2,336,095
                 Additions                                 53,786        319,242
                                                      -----------     ----------
               Balance at December 31, 1998           $ 8,376,185     $2,655,337
                 Additions                                               318,792
                                                      -----------     ----------
               Balance at December 31, 1999            $8,376,185     $2,974,129
						      ===========     ==========

				    EXHIBIT 2
                                 March 31, 2000

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 1999              Dec. 31, 1998

Whittier, CA(1)                       88%                        90%

Bloomingdale, IL(2)                   84%                        86%

Edgewater, NJ(3)                      84%                        85%

Sterling Heights, MI(4)               84%                        84%

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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

					       Very truly yours,

					       DSI REALTY INCOME FUND VI
					       By:  DSI Properties, Inc.



					       By_______________________________
						     ROBERT J. CONWAY, President