Form 10-K
period 2000-12-31
DSI REALTY INCOME FUND XI
filed 2001-05-16
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2000. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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

		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2000,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2000              Dec. 31, 1999

Whittier, CA(1)                 89%                        88%

Bloomingdale, IL(2)             83%                        84%

Edgewater, NJ(3)                86%                        84%

Sterling Heights, MI(4)         85%                        84%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 536 Limited Partners at December 31, 2000. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2000
-----------------------------------------------------------------
                     2000        1999         1998        1997       1996
                     ----        ----         ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,181,934   $2,108,447   $1,990,616   $1,903,385  $1,829,360

TOTAL
EXPENSES          1,262,117    1,238,034    1,108,711    1,115,758   1,068,283

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (194,204)    (186,102)    (179,154)   (171,956)    (168,304)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 725,613    $ 684,311    $ 702,751   $ 615,671    $ 592,773
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $5,485,221   $5,841,106    $6,152,614  $6,517,581  $6,709,600
                 ==========   ==========    ==========  ==========  ==========

CASH FLOWS FROM:
OPERATING        $1,287,282   $1,202,051   $1,212,360  $1,095,449   $1,097,502
INVESTING           (18,864)         -        (53,786)        -        (13,634)
FINANCING        (1,305,315)  (1,196,203)  (1,265,013) (  980,036)  (  976,385)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  35.92    $   33.87   $   34.79   $  30.48     $  29.34
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  55.00    $  50.00    $  55.00    $  40.00     $  40.00
                   ========     ========     =======    ========     ========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities on December 31, 2000, were: Whittier 89%, Edge-water Park 85%, Bloomingdale 85% and Sterling Heights 85%.

                     RESULTS OF OPERATIONS

Total revenues increased from $2,101,733 in 1999, to $2,174,004 in 2000, total expenses increased from $1,238,034 to $1,262,117, other income incresed from $6,714 to $7,930 and minority interest in real estate joint ventures increased from $186,102 to $194,204. As a result, net income increased from $684,311 to $725,163. The approximately $72,300 (3.4%) increase in rental revenues can be attributed to higher occupancy rates. Occupancy levles for the Partnership's four mini-storage facilities averaged 86.0% for the year ended December 31, 1999. Operating expenses decreased approximately $23,500 (3.9%) primarily as a result of decreases in yellow pages advertising costs, repairs and mainten-ance, real estate tax and power and sweeping expenses, partially offset by an increase in salaries and wages and workers compensation insurance expenses. Power and sweeping expenses decreased as the substantial snow removal costs in the prior year assoiated with the blizzard that hit Illinois and Michigan, where two of the Partnership's properties are located, did not materialize in the current year. General and administrative expenses increased approximately $8,400 as a result of relatively insignificant fluctuations in various expense accounts. Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased as a result of the increase in rental revenue.


1999 COMPARED TO 1998

Total revenues increased from $1,971,279 in 1998 to $2,101,733 in 1999, total expenses increased from $1,108,711 to $1,238,034, other income decreased from $19,337 to $6,714 and minority interest in real estate joint ventures increased from $179,154 to $186,102. As a result net income decreased from $702,751 to $684,311. The approximately $130,500 (6.6%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy levels decreased from 87.0% for the year ended December 31, 1998 to 85.1% for 1999. Operating expenses increased approximately $109,100 (22.4%) primarily as a result of increases in yellow pages and other advertising costs, repairs and maintenance, salaries and wages, workers compensation insurance and power and sweeping expenses. Power and sweeping expenses increased as result of the substantial snow removal costs associated with the blizzard that hit Illinois and Michigan where two of the Partnership's properties are located. General and administra-tive expenses remained relatively constant. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased approximately $26,100 (26.1%).

Operating expenses consists mainly of expenses such as yellow pages and other advertising costs, utilities, repair and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by approximately $85,200 (7.1%) in 2000 as a result of the increase in net income, depreciation and customer deposits and other liaabilities. Net cash provided by operating activities decreased by approximately $10,300 (0.9%) in 1999 compared to 1998 primarily as a result of the decrease in net income.

Cash used in financing activities consisted of cash distributions to partners in 2000, 1999 and 1998. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 2000, 1999, and 1998. In December 1998, 1999 and 2000, the General Partners declared and paid a special distribution equal to 3%, 2% and 3% respectively of capital contributed by the limited partners. The General Partners determined that effective with the first quarter 1998 distribution, which was paid on April 15, 1998, distributions to limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners from an annual return of 7% paid in the prior year.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2000.   The Partnership has no material commitments for capital
expenditures.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of the Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 was as follows:

                                       2000 QUARTER ENDED
                                       ------------------

                         March 31,   June 30,   September 30,   December 31,

Total revenues           $520,828    $537,386    $568,437        $547,353

Income before
minority interest
in joint venture          213,350     229,668     242,713         234,086

Net income                213,350     229,668      94,659         187,936

Net income per
limited partnership
unit                     $  10.56    $  11.37    $   4.69        $    9.30

Weighted average
limited partnership
unit                       20,000      20,000      20,000          20,000


                                       1999 QUARTER ENDED
                                       ------------------

                         March 31,   June 30,   September 30,   December 31,

Total revenues           $524,347    $525,569    $522,629        $529,188

Income before
minority interest
in joint venture          234,334     209,600     249,875         176,604

Net income                234,334     209,600     112,221         128,156

Net income per
limited partnership
unit                     $  11.60    $  10.38    $   5.55        $   6.34

Weighted average
limited partnership
unit                       20,000      20,000      20,000          20,000

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as item 8, Part II hereof.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2000, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 67 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 71 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 77 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2000, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2000, attached hereto as Exhibit l and incorporated herein by this reference.

				     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2000, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2000.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 30, 2001
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 30, 2001
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 30, 2001
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 30, 2001
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
                     2000        1999         1998        1997       1996
                     ----        ----         ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,181,934   $2,108,447   $1,990,616   $1,903,385  $1,829,360

TOTAL
EXPENSES          1,262,117    1,238,034    1,108,711    1,115,758   1,068,283

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (194,204)    (186,102)    (179,154)   (171,956)    (168,304)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 725,613    $ 684,311    $ 702,751   $ 615,671    $ 592,773
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $5,485,221   $5,841,106    $6,152,614  $6,517,581  $6,709,600
                 ==========   ==========    ==========  ==========  ==========

CASH FLOWS FROM:
OPERATING        $1,287,282   $1,202,051   $1,212,360  $1,095,449   $1,097,502
INVESTING           (18,864)         -        (53,786)        -        (13,634)
FINANCING        (1,305,315)  (1,196,203)  (1,265,013) (  980,036)  (  976,385)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  35.92    $   33.87   $   34.79   $  30.48     $  29.34
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  55.00    $  50.00    $  55.00    $  40.00     $  40.00
                   ========     ========     =======    ========     ========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2000.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   725,613    $ 5,140,267
Excess book depreciation                                 134,706      1,186,489
Deferred rental revenues                                  19,008         68,995
Accrued distributions to partners                                       202,021
Accrued incentive management fees                                       443,214
Acquisition costs capitalized
 for tax purposes                                                     1,033,227
                                                     -----------    -----------
Per Partnership income tax return                    $   879,327    $ 8,074,213
                                                     ===========    ===========
Net Taxable income per limited
partnership unit                                     $     43.53
                                                     ===========

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 2000 and 1999                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2000                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 2000                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2000                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsi-bility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, in all material respects, the information set forth therein.




February 2, 2001


Deloitte Touche LLP
Los Angeles, California

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

ASSETS                                                  2000             1999

CASH AND CASH EQUIVALENTS                           $   362,863      $   399,760

PROPERTY, net (Note 3)                                5,077,118        5,402,056

OTHER ASSETS                                             45,240           39,290
                                                    -----------      -----------
TOTAL                                               $ 5,485,221      $ 5,841,106
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable (Note 1)                                    11,019          10,387
Other liabilities                                       131,915         102,934

                                                    -----------      ----------
Total liabilities                                       344,954         315,341
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (38,264)        (34,409)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2000 and 1999)                        5,178,531       5,560,174
                                                   ------------     -----------
Total partners' equity                                5,140,267       5,525,765
                                                   ------------     -----------
TOTAL                                               $ 5,485,221     $ 5,841,106
                                                   ============     ===========

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                              2000         1999         1998

REVENUES:
Rental revenues                             $2,174,004  $2,101,733   $1,971,279
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  343,802     318,792      319,242
 Operating                                     572,837     596,336      487,225
 General and administrative                    114,253     105,892      103,731
 General partners' incentive
  management fee (Note 4)                      100,001      90,910       98,511
Property management fees                       131,224     126,104      100,002
                                            ----------  ----------   ----------
Total expenses                               1,262,117   1,238,034    1,108,711
                                            ----------  ----------   ----------
OPERATING INCOME                               911,887     863,699      862,568

OTHER INCOME -
Interest income                                 7,930        6,714       19,337


INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 919,817     870,413      881,905

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (194,204)   (186,102)   (179,154)
                                            ----------  ----------   ----------
NET INCOME                                  $  725,613  $  684,311  $  702,751
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  718,357  $  677,468  $  695,723
General partners                                 7,256       6,843       7,028
                                            ----------  ----------   ----------
TOTAL                                       $  725,613  $  684,311  $  702,751
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    35.92  $    33.87  $    34.79
                                            ==========  ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total

BALANCE, JANUARY 1, 1998               $(27,068)    $ 6,286,983     $ 6,259,915

 Net income                               7,028         695,723         702,751

 Distributions                          (11,111)     (1,100,000)     (1,111,111)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31,1998              $(31,151)    $ 5,882,706     $ 5,851,555

 Net Income                               6,843         677,468         684,311

 Distributions                          (10,101)     (1,000,000)     (1,010,101)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 1999             $(34,409)    $ 5,560,174     $ 5,525,765

 Net income                               7,256         718,357         725,613

 Distributions                          (11,111)     (1,100,000)     (1,111,111)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(38,264)    $ 5,178,531     $ 5,140,267
                                       ========     ===========     ===========



See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                             2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   725,613   $   684,311   $   702,751
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              343,802       318,792       319,242
  Minority interests in income
  of real estate joint ventures             194,204       186,102       179,154
  Changes in assets and liabilities:
   Other assets                              (5,950)       (1,436)       (6,928)
   Property management fees payable             632         2,282           649
   Customer deposits
   and other liabilities                     28,981        12,000        17,492
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,287,282     1,202,051     1,212,360

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (18,864)                    (53,786)
                                        -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                (1,111,111)   (1,010,101)   (1,085,859)
Distributions paid to minority inter-
ests in real estate joint ventures         (194,204)     (186,102)     (179,154)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,305,315)   (1,196,203)   (1,265,013)
                                        -----------   -----------    ----------
NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (36,897)        5,848      (106,439)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        399,760       393,912       500,351
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   362,863   $   399,760   $   393,912
                                        ===========   ===========    ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000


1.   GENERAL

     DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units as of December 31, 2000, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

     The Joint Venture Partners have made no cash contributions to any of the joint ventures. Rather, each Joint Venture Partner's interest in each respective mini-storage property was obtained in consideration of a reduction in the purchase price of the property by Dahn. The Partnership has control over the business and operations of the mini-storage facilities.

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, eight percent return (7.75 percent for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2000, 1999 and 1998. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

     The Partnership is required by the agreements to pay Dahn a management fee equal to six percent of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $2,933,946.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each period (20,000 in 2000, 1999 and 1998).

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment. No impairment losses were required in 2000, 1999 or 1998.

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

     Recent Accounting Pronouncement - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not impact the financial statements.

3.   PROPERTY

     At December 31, 2000 and 1999, the total cost of property and accumulated depreciation are as follows:

                                                  2000                1999

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,500,799          6,481,935
                                              -----------        -----------
       Total                                    8,395,049          8,376,185
       Less accumulated depreciation           (3,317,931)        (2,974,129)
                                              -----------         ----------

       Property, net                          $ 5,077,118        $ 5,402,056
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

     In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is equal to nine percent per annum of the Partnership distributions made from cash available for distribution calculated as cash generated from operations less capital expenditures.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a pre-determined rate.

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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $11,719         $845,000  $1,980,802  $2,825,802  $1063,577  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    44,706          191,250   2,403,486   2,594,736   1229,638  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    22,800          442,000   1,602,679   2,044,679    791,347  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    45,853          416,000     513,832     929,832    233,369  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $125,078       $1,894,250  $6,500,799 $ 8,395,049*$3,317,931
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation


               Balance at January 1, 1998             $ 8,322,399     $2,336,095
                 Additions                                 53,786        319,242
                                                      -----------     ----------
               Balance at December 31, 1998           $ 8,376,185     $2,655,337
                 Additions                                               318,792
                                                      -----------     ----------
               Balance at December 31, 1999           $ 8,376,185     $2,974,129
                 Additions                                 18,864        343,802
                                                      -----------     ----------
               Balance at December 31, 2000           $ 8,395,049     $3,317,931
						      ===========     ==========

				    EXHIBIT 2
                                 March 31, 2000

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000 accompanied by an independent auditors' report. The Partnership owns seven mini-storage facilities, including two in Santa Rosa, California. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2000              Dec. 31, 1999

Whittier, CA(1)                       89%                        88%

Bloomingdale, IL(2)                   83%                        84%

Edgewater, NJ(3)                      86%                        84%

Sterling Heights, MI(4)               85%                        84%

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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

					       Very truly yours,

					       DSI REALTY INCOME FUND VI
					       By:  DSI Properties, Inc.



					       By_______________________________
						     ROBERT J. CONWAY, President