Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND XI
filed 2001-05-16
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2001               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 27, 2001               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 27, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2001 and 2000, total revenues increased 12.8% from $520,828 to $587,421, total expenses decreased 2.0% from $309,085 to $302,878 and other income decreased from $1,607 to $1,145.
As a result, net income increased 33.9% to $285,688 for the three-month period ended March 31, 2001, from $213,350 for the same period in 2000.
Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.6% for the three month period March 31, 2001 as compared to 80.6% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as a decrease in yellow pages advertising costs was partially offset by an increase in property management fees. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses decreased approximately $3,800 (7.9%) as a result of relatively insignificant fluctuations in various expense accounts.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund XI, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000

                                          March 31,     December 31,
                                            2001           2000
ASSETS

CASH AND CASH EQUIVALENTS                $  557,532       $  362,863
PROPERTY,NET                              4,997,420        5,077,118

OTHER ASSETS                                 45,240           45,240

TOTAL                                    $5,600,192       $5,485,221

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  376,257       $  344,954

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (37,427)         (38,264)
     Limited Partners                     5,261,362        5,178,531

  Total partners' equity                  5,223,935        5,140,267

TOTAL                                    $5,600,192       $5,485,221

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                         March 31,         March 31,
                                           2001              2000
REVENUES:

Rental Income                            $  587,421        $  520,828

EXPENSES:

Operating                                   258,344           260,731
General and administrative                   44,534            48,354
     Total expenses                         302,878           309,085

OPERATING INCOME                            284,543           211,743

OTHER INCOME
     Interest                                 1,145             1,607

NET INCOME                               $  285,688        $  213,350


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  282,831        $  211,217
    General partners                          2,857             2,133

TOTAL                                    $  285,688        $  213,350

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.14        $    10.56


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($34,409)     $5,560,174   $5,525,765

NET INCOME                               2,134         211,217      213,350
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)

BALANCE AT MARCH 31, 2000             ($34,296)     $5,571,391   $5,537,095

BALANCE AT JANUARY 1, 2001            ($38,264)     $5,178,531   $5,140,267

NET INCOME                               2,857         282,831      285,688
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)

BALANCE AT MARCH 31, 2001             ($37,427)     $5,261,362   $5,223,935


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      March 31,          March 31,
                                        2001               2000
                                                                              1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 285,688          $ 213,350

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         79,698             79,698

     Changes in assets and
      	liabilities:
     Increase in liabilities              31,303             12,569

Net cash provided by
  operating activities                   396,689            305,617

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      194,669            103,597

CASH AND CASH EQUIVALENTS:

     At beginning of period              362,863            399,760
     At end of period                  $ 557,532          $ 503,357


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund XI (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and
Joseph W. Conway) and limited partners owning 20,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The accompanying financial information as of March 31, 2001, and for the periods ended March 31, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of March 31, 2001, the total property cost and accumulated depreciation are as follows:

        Land                                 $  1,894,250
        Buildings                               6,493,204
        Furniture and equipment                     7,594
        Total                                   8,395,048
        Less: Accumulated Depreciation        ( 3,397,628)
        Property - Net                       $  4,997,420

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.