Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND XI
filed 2001-08-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2001                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2001                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                July 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2001, and 2000, total revenues increased 8.3% from $537,386 to $582,203 and total expenses increased 9.7% from $309,626 to $339,637 and other income decreased from $1,908 to $880. As a result, net income increased 6.0% from $229,668 for the three-month period ended June 30, 2000, to $243,446 for the same period in 2001. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 88.2% for the three-month period ended June 30, 2001 as compared to 86.5% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $29,500 (10.7%) primarily as a result of higher property management fees, office supplies, salaries and wage and security alarm services expenses, partially offset by lower maintenance and repair and workers compensation insurance expenses. Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental income. General and administrative expenses remained relatively constant.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 10.5% from $1,058,214 to $1,169,624 and total expenses increased 3.8% from $618,711 to $642,515 and other income decreased from $3,515 to $2,025. As a result, net income increased 19.4% from $443,018 for the six-month period ended June 30, 2000, to $529,134 for the same period in 2001. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $27,100 (5.0%) primarily as a result of higher property management fees, office supplies, salaries and wage and security alarm services expenses, partially offset by lower advertising, maintenance and repair and workers compensation insurance expenses. The increase in property management fees was discussed above. General and administrative expenses remained relatively constant.

The General Partners plan to continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

                                          June 30,       December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  651,854      $   362,863
PROPERTY, Net                             4,917,722        5,077,118

OTHER ASSETS                                 51,240           45,240

TOTAL                                    $5,620,816       $5,485,221

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  355,455       $  344,954

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (37,013)         (38,264)
     Limited Partners                     5,302,374        5,178,531

  Total partners' equity                  5,265,361        5,140,267

TOTAL                                    $5,620,816       $5,485,221

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                          June 30,          June 30,
                                           2001              2000
REVENUES:

Rental income                            $  582,203        $  537,386

EXPENSES:

Operating                                   306,048           276,513
General and Administrative                   33,589            33,113
     Total expenses                         339,637           309,626

OPERATING INCOME                            242,566           227,760

OTHER INCOME
   Interest                                     880             1,908

NET INCOME                                  243,446           229,668


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  241,012        $  227,371
    General Partners                          2,434             2,297

TOTAL                                    $  243,446        $  229,668

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.05        $   11.37


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                            June 30,         June 30,
                                             2001              2000

REVENUES:
Rental income                            $1,169,624        $1,058,214

EXPENSES:
Operating                                   564,392           537,244
General and administrative                   78,123            81,467
Total expenses                              642,515           618,711

OPERATING INCOME                            527,109           439,503

OTHER INCOME
  Interest                                    2,025             3,515

NET INCOME                               $  529,134        $  443,018

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  523,843        $  438,588
 General Partners                             5,291             4,430
TOTAL                                    $  529,134        $  443,018

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                          $26.19            $21.93

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2000            ($34,409)     $5,560,174   $5,525,765

NET INCOME                               4,430         438,588      443,018
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)

BALANCE AT JUNE 30, 2000              ($34,019)     $5,598,762   $5,564,743

BALANCE AT JANUARY 1, 2001            ($38,264)     $5,178,531   $5,140,267

NET INCOME                               5,291         523,843      529,134
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)

BALANCE AT JUNE 30, 2001              ($37,013)     $5,302,374   $5,265,361


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                       June 30,           June 30,
                                        2001               2000
                                                                              1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 529,134          $ 443,018

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        159,396            159,396

     Changes in assets and
      	liabilities:

     Increase in other assets             (6,000)                 0
     Increase in liabilities              10,501             22,668

Net cash provided by
  operating activities                   693,031            625,082

CASH FLOWS FROM FINANCING ACTIVITIES -
  Distributions to partners             (404,040)          (404,040)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      288,991            221,042

CASH AND CASH EQUIVALENTS:

     At beginning of period              362,863            399,760
     At end of period                  $ 651,854          $ 620,802


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

The accompanying financial information as of June 30, 2001, and for the periods ended June 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

As of June 30, 2001, the Partnership has purchased a 90% interest in a mini-storage facility in Whittier, California; an 85% interest in an existing mini-storage in Edgewater Park, New Jersey; a 90% interest in an existing mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an existing mini-storage in Sterling Heights, Michigan.

As of June 30, 2001, the total property cost and accumulated depreciation are as follows:

        Land                                 $  1,894,250
        Buildings                               6,493,204
        Furniture and equipment                     7,594
        Total                                   8,395,048
        Less: Accumulated Depreciation        ( 3,477,326)
        Property - Net                       $  4,917,722

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.