Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND XI
filed 2001-11-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2001             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2001             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                October 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2001 and 2000, total revenues increased 1.3% from $568,437 to $575,643 and total expenses increased 2.6% from $327,756 to $336,224 and other income decreased from $2,032 to $708. Minority interest in income of real estate joint ventures decreased 1.1% from $148,054 to $146,404. As a result, net income decreased 1.0% from $94,659 for the three-month period ended September 30, 2000, to $93,723 for the same period in 2001. Rental revenue remained relatively constant.Occupancy levels for the Partnership's four mini-storage facilities averaged 88.5% for the three-month period ended September 30, 2001 as compared to 89.2% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $5,800 (1.9%) primarily as a result of higher maintenance and repair, office supplies and security alarm services expenses, partially offset by lower advertising and salaries and wages expenses. General and administrative expenses remained relatively constant.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 7.3% from $1,626,651 to $1,745,267 and total expenses increased
3.4% from $946,467 to $978,739 and other income decreased from $5,547 to $2,733. Minority interest in income of real estate joint ventures decreased 1.1% from $148,054 to $146,404. As a result, net income increased 15.8%
from $537,677 for the nine-month period ended September 30, 2000, to $622,857 for the same period in 2001. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $33,000 (3.9%) primarily as a result of higher maintenance and repair, property management fees, office supplies, salaries and wages and security alarm services expenses, partially offset by lower advertising and workers compensation insurance expenses. Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental income. General and administrative expenses remained relatively constant.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                        September 30,     December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  598,950       $  362,863
PROPERTY, Net                             4,847,024        5,077,118
OTHER ASSETS                                 51,240           45,240

TOTAL                                    $5,497,214       $5,485,221

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  340,050       $  344,954

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (38,095)         (38,264)
     Limited Partners                     5,195,159        5,178,531

  Total partners' equity                  5,157,064        5,140,267

TOTAL                                    $5,497,114       $5,485,221

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                       September 30,     September 30,
                                           2001              2000


REVENUES:

Rental Income                            $  575,643        $  568,437

EXPENSES:

Operating                                   307,545           301,709
General and administrative                   28,679            26,047
     Total expenses                         336,224           327,756

OPERATING INCOME                            239,419           240,681

OTHER INCOME
   Interest                                     708             2,032

INCOME BEFORE MINORITY INTEREST IN
INCOME OR REAL ESTATE JOINT VENTURES        240,127           242,713

MINORITY INTEREST IN INCOME OF
REAL ESTATE JOINT VENTURES                 (146,404)         (148,054)

NET INCOME                               $   93,723        $   94,659


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   92,786        $   93,712
    General partners                            937             947

TOTAL                                    $   93,723        $   94,659

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     4.64        $     4.69


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                       September 30,     September 30,
                                           2001              2000


REVENUES:

Rental                                  $1,745,267         $1,626,651

EXPENSES:

Operating                                  871,937            838,953
General and administrative                 106,802            107,514
Total expenses                             978,739            946,467

OPERATING INCOME                           766,528            680,184

OTHER INCOME
    Interest                                 2,733              5,547


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURES       769,261            685,731

MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURES             (146,404)          (148,054)

NET INCOME                                 622,857            537,677

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                           616,628            532,300
General partners                             6,229              5,377
TOTAL                                      622,857            537,677

NET INCOME PER LIMITED
PARTNERSHIP UNIT                            $30.83             $26.62

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION                20,000             20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($34,409)     $5,560,174   $5,525,765

NET INCOME                               5,377         532,300      537,677
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)

BALANCE AT SEPTEMBER 30, 2000         ($35,092)     $5,492,474   $5,457,382

BALANCE AT JANUARY 1, 2001            ($38,264)     $5,178,531   $5,140,267

NET INCOME                               6,229         616,628      622,857
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)

BALANCE AT SEPTEMBER 30, 2001         ($38,095)     $5,195,159   $5,157,064


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    September 30,      September 30,
                                        2001               2000
                                                                              1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 622,857          $ 537,677

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        239,094            239,094

     Changes in assets and
      	liabilities:

     Increase in other assets             (6,000)                 0
    (Decrease)increase in liabilities     (4,904)            43,954

Net cash provided by
  operating activities                   851,047            820,725

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                   (9,000)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      235,987            214,665

CASH AND CASH EQUIVALENTS:

     At beginning of period              362,863            399,760
     At end of period                  $ 598,850          $ 614,425


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

The accompanying financial information as of September 30, 2001, and for the periods ended September 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a mini-storage facility in Whittier, California; an 85% interest in an existing mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of September 30, 2001, the total property cost and accumulated depreciation are as follows:

        Land                                 $  1,894,250
        Buildings                               6,502,204
        Furniture and equipment                     7,594
        Total                                   8,404,048
        Less: Accumulated Depreciation        ( 3,557,024)
        Property - Net                       $  4,847,024


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.