Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND XI
filed 2002-05-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2002               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 26, 2002               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 26, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2002 and 2001, total revenues increased 7.1% from $587,421 to $629,223, total expenses increased 9.8% from $302,878 to $332,459 and other income decreased from $1,145 to $250.
As a result, net income increased 4.0% to $297,014 for the three-month period ended March 31, 2002, from $285,688 for the same period in 2001. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 87.9% for the three month period ended March 31, 2002 as compared to 85.6% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $28,000 (10.8%) primarily as a result of increases in maintenance and repair, property management fees and workers compensation insurance expenses partially off-set by decreases in advertising and power and sweeping expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses remained constant.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the units in the Partnership. The General Partners have determined that the hostile tender offer is not in the best interests of the Limited Partners, that the tender offer is grossly inadequate given the performance history of the Limited Partnership and the inherent value of the units, and recommend that the Limited Partners reject the hostile tender offer and not tender their units pursuant thereto.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001



                                          March 31,     December 31,
                                            2002           2001

ASSETS

CASH AND CASH EQUIVALENTS                $  588,858       $  451,762
PROPERTY,NET                              4,727,346        4,790,794

OTHER ASSETS                                 51,241           51,241

TOTAL                                    $5,367,445       $5,293,797

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  314,195       $  335,541

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (39,134)         (40,084)
     Limited Partners                     5,092,384        4,998,340

  Total partners' equity                  5,053,250        4,958,256

TOTAL                                    $5,367,445       $5,293,797

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                         March 31,         March 31,
                                           2002              2001
REVENUES:

Rental Income                            $  629,223        $  587,421

EXPENSES:

Operating                                   286,353           258,344
General and administrative                   46,106            44,534
     Total expenses                         332,459           302,878

OPERATING INCOME                            296,764           284,543

OTHER INCOME
     Interest                                   250             1,145

INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  297,014           285,688

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0

NET INCOME                               $  297,014        $  285,688


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  294,044        $  282,831
    General partners                          2,970             2,857

TOTAL                                    $  297,014        $  285,688

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.70        $    14.14


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($40,084)     $4,998,340   $4,958,256

NET INCOME                               2,970         294,044      297,014
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)

BALANCE AT MARCH 31, 2002             ($39,134)     $5,092,384   $5,053,250


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                      March 31,          March 31,
                                        2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 297,014          $ 285,688

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         79,698             79,698

     Changes in assets and
      	liabilities:
    (Decrease)increase in liabilities    (21,346)            31,303

Net cash provided by
  operating activities                   355,366            396,689

CASH FLOWS FROM INVESTING ACTIVIIES
     Additions to property               (16,250)

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      137,096            194,669

CASH AND CASH EQUIVALENTS:

     At beginning of period              451,762            362,863
     At end of period                  $ 588,858          $ 557,532


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

The accompanying financial information as of March 31, 2002, and for the periods ended March 31, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of March 31, 2002, the total property cost and accumulated depreciation are as follows:

        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     7,594
        Total                                   8,443,766
        Less: Accumulated Depreciation        ( 3,716,420)
        Property - Net                       $  4,727,346

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.