Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND XI
filed 2002-08-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2002                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2002                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2002 and 2001, total revenues decreased 3.4% from $582,203 to $562,263 and total expenses decreased 2.2% from $339,637 to $332,167 and other income decreased from $880 to $121. As a result, net income decreased 5.4% from $243,446 for the three-month period ended June 30, 2001, to $230,217 for the same period in 2002. Rental revenue decreased as a result of lower occupancy levels. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.1% for the three-month period ended June 30, 2002 as compared to 88.2% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $22,900 (7.5%) primarily as a result of lower ad-vertising, maintenance and repair and security alarm services expenses, partially offset by lower workers compensation insurance expense. General and administrative expenses increased approximately $15,400 (45.8%) primarily as a result of higher legal and professional and equipment and computer lease expenses.

For the six-month periods ended June 30, 2002, and 2001, total revenues increased 1.9% from $1,169,624 to $1,191,486 and total expenses increased 3.4% from $642,515 to $664,626 and other income decreased from $2,025 to $371. As a result, net income decreased 0.4% from $529,134 for the six-month period ended June 30, 2001, to $527,231 for the same period in 2002. Rental revenue remained relatively constant. Operating expenses increased approximately $5,100 (0.9%) primarily as a result of higher maintenance and repair, workers compensation insurance and bank and credit card fee expenses, partially offset by decreases in advertising, security alarm services and travel expenses. General and administrative expenses increased approximately $17,000 (21.8%) for the same reasons as discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Parners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 30 Units representing 0.150% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001

                                          June 30,     December 31,
                                            2002           2001
ASSETS

CASH AND CASH EQUIVALENTS                $  704,927       $  451,762
PROPERTY,NET                              4,647,648        4,790,794

OTHER ASSETS                                 49,414           51,241

TOTAL                                    $5,401,989       $5,293,797

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  320,542       $  335,541

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (38,852)         (40,084)
     Limited Partners                     5,120,299        4,998,340

  Total partners' equity                  5,081,447        4,958,256

TOTAL                                    $5,401,989       $5,293,797

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                         June 30,         June 30,
                                           2002              2001
REVENUES:

Rental Income                            $  562,263        $  582,203

EXPENSES:

Operating                                   283,159           306,048
General and administrative                   49,008            33,589
     Total expenses                         332,167           339,637

OPERATING INCOME                            230,096           242,566

OTHER INCOME
     Interest                                   121               880

NET INCOME                               $  230,217        $  243,446


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  227,915        $  241,012
    General partners                          2,302             2,434

TOTAL                                    $  230,217        $  243,446

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.40        $    12.05


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2002 AND 2001

                                           June 30,         June 30,
                                            2002              2001

REVENUES:
 Rental income                           $1,191,486       $1,169,624

EXPENSES:
 Operating                                  569,512          564,392
 General and administrative                  95,114           78,123
Total expenses                              664,626          642,515

OPERATING INCOME                            526,860          527,109

OTHER INCOME
 Interest                                       371            2,025

NET INCOME                               $  527,231       $  529,134

AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           521,959          523,843
 General Partners                             5,272            5,291
TOTAL                                    $  527,231       $  529,134

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $26.10           $26.19

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($40,084)     $4,998,340   $4,958,256

NET INCOME                               5,272         521,959      527,231
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)

BALANCE AT JUNE 30, 2002              ($38,852)     $5,120,299   $5,081,447


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                      June 30,           June 30,
                                        2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 527,231          $ 529,134

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        159,396            159,396

     Changes in assets and
      	liabilities:
     Decrease(increase)in other assets     1,827             (6,000)
    (Decrease)increase in liabilities    (14,999)            10,501

Net cash provided by
  operating activities                   673,455            693,031

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property               (16,250)

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      253,165            288,991

CASH AND CASH EQUIVALENTS:

     At beginning of period              451,762            362,863
     At end of period                  $ 704,927          $ 651,854


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

The accompanying financial information as of June 30, 2002, and for the periods ended June 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of June 30, 2002, the total property cost and accumulated depreciation are as follows:


        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     7,594
        Total                                   8,443,766
        Less: Accumulated Depreciation        ( 3,796,118)
        Property - Net                       $  4,647,648


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


DSI REALTY INCOME FUND XI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND XI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP