Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND XI
filed 2002-11-13
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2002             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2002             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                October 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2002 and 2001, total revenues increased 1.8% from $575,643 to $585,847 and total expenses decreased 1.3% from $336,224 to $331,876 and other income decreased from $708 to $203. Minority interest in income of real estate joint ventures decreased 2.7% from $146,404 to $142,454. As a result, net income increased 19.2% from $93,723 for the three-month period ended September 30, 2001, to $111,720 for the same period in 2002. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.9% for the three-month period ended September 30, 2002 as compared to 88.5% for the same period in 2001. The Partnership is continuing its market-ing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $7,500 (2.4%) primarily as a result of lower maintenance and repair and travel expenses, partially offset by an increase in workers compensation insurance expense. General and administrative expenses remained relatively constant.

For the nine-month periods ended September 30, 2002, and 2001, total revenues increased 1.8% from $1,745,267 to $1,777,333 and total expenses increased 1.8% from $978,739 to $996,502 and other income decreased from $2,733 to $574. Minority interest in income of real estate joint ventures decreased 2.7% from $146,404 to $142,454. As a result, net income increased 2.6% from $622,857 for the nine-month period ended September 30, 2001, to $638,951 for the same period in 2002. Rental revenue increased as a result of higher unit rental rates. Operating expenses remained relatively constant. General and admini-strative expenses increased approximately $20,200 (18.9%) as a result in legal and professional and equipment and computer lease expenses.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from Mackenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 30 Units representing 0.150% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                                        September 30,     December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $  692,282       $  451,762
PROPERTY, Net                             4,569,159        4,790,794
OTHER ASSETS                                 49,414           51,241

TOTAL                                    $5,310,855       $5,293,797

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  319,708       $  335,541

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (39,754)         (40,084)
     Limited Partners                     5,030,901        4,998,340

  Total partners' equity                  4,991,147        4,958,256

TOTAL                                    $5,310,855       $5,293,797

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       September 30,     September 30,
                                           2002              2001


REVENUES:

Rental Income                            $  585,847        $  575,643

EXPENSES:

Operating                                   299,997           307,545
General and administrative                   31,879            28,679
     Total expenses                         331,876           336,224

OPERATING INCOME                            253,971           239,419

OTHER INCOME
   Interest                                     203               708

INCOME BEFORE MINORITY INTEREST IN
INCOME OR REAL ESTATE JOINT VENTURES        254,174           240,127

MINORITY INTEREST IN INCOME OF
REAL ESTATE JOINT VENTURES                 (142,454)         (146,404)

NET INCOME                               $  111,720        $   93,723


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  110,603        $   92,786
    General partners                          1,117               937

TOTAL                                    $  111,720        $   93,723

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     5.53        $     4.64


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       September 30,     September 30,
                                           2002              2001


REVENUES:

Rental                                  $1,777,333         $1,745,267

EXPENSES:

Operating                                  869,509            871,937
General and administrative                 126,993            106,802
Total expenses                             996,502            978,739

OPERATING INCOME                           780,831            766,528

OTHER INCOME
    Interest                                   574              2,733


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURES       781,405            769,261

MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURES             (142,454)          (146,404)

NET INCOME                                 638,951            622,857

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                           632,561            616,628
General partners                             6,390              6,229
TOTAL                                      638,951            622,857

NET INCOME PER LIMITED
PARTNERSHIP UNIT                            $31.63             $30.83

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION                20,000             20,000

See accompanying notes to financial statements(unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($40,084)     $4,998,340   $4,958,256

NET INCOME                               6,390         632,561      638,951
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)

BALANCE AT SEPTEMBER 30, 2002         ($39,754)     $5,030,901   $4,991,147


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                    September 30,      September 30,
                                        2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 638,951          $ 622,857

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        239,094            239,094

     Changes in assets and
      	liabilities:

     Decrease(increase)in other assets     1,827             (6,000)
     Decrease in liabilities             (15,833)            (4,904)

Net cash provided by
  operating activities                   864,039            851,047

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                  (17,459)            (9,000)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      240,520            235,987

CASH AND CASH EQUIVALENTS:

     At beginning of period              451,762            362,863
     At end of period                  $ 692,282          $ 598,850


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

The accompanying financial information as of September 30, 2002, and for the periods ended September 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a mini-storage facility in Whittier, California; an 85% interest in an existing mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of September 30, 2002, the total property cost and accumulated depreciation are as follows:



        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,803
        Total                                   8,444,975
        Less: Accumulated Depreciation        ( 3,875,816)
        Property - Net                       $  4,569,169



3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND XI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND XI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



     ROBERT J. CONWAY, CEO                  RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund XI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President


      CERTIFICATIONS


I, Richard Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund XI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President