Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND XI
filed 2003-04-01
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2002. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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



		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2002,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2002              Dec. 31, 2001

Whittier, CA(1)                 91%                        92%

Bloomingdale, IL(2)             85%                        88%

Edgewater, NJ(3)                84%                        86%

Sterling Heights, MI(4)         81%                        86%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 532 Limited Partners at December 31, 2001. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------
                     2002        2001        2000        1999       1998
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,334,725   $2,336,174   $2,181,934   $2,108,447  $1,990,616

TOTAL
EXPENSES          1,453,731    1,303,980    1,262,117    1,238,034   1,108,711

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (190,054)    (204,104)   (194,204)    (186,102)    (179,154)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 690,940    $ 828,090   $ 725,613    $ 684,311    $ 702,751
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $5,091,587   $5,293,797   $5,485,221   $5,841,106   $6,152,614
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING        $1,262,126   $1,335,572   $1,287,282   $1,202,051  $1,212,360
INVESTING           (17,459)     (32,468)     (18,864)         -       (53,786)
FINANCING        (1,099,145)  (1,214,205)  (1,305,315)  (1,196,203) (1,265,013)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  34.20    $   40.99    $  35.92    $  33.87    $  34.79
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  45.00     $  50.00    $  55.00    $  50.00     $  55.00
                   ========     ========    ========    ========     ========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS

The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an oper-ating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities at December 31, 2002, were: Whittier 95%, Edgewater Park 86%, Bloomingdale 81% and Sterling Heights 77%.

                     RESULTS OF OPERATIONS


2002 COMPARED TO 2001

Total revenues increased from $2,333,037 in 2001 to $2,333,960 in 2002, total expenses increased from $1,303,980 to $1,512,731, other income decreased from $3,137 to $765 and minority interest in real estate joint ventures decreased from $204,104 to $190,054. As a result, net income decreased from $828,090 to $631,940. Rental revenues remained constant as higher unit rental rates was offset by lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.5% for the year ended December 31, 2002, compared to 88.1% for the year ended December 31, 2001. Operating expenses increased approximately $74,700 (12.1%) primarily as a result of increases in yellow pages advertising, repairs and maintenance, real estate tax, salaries and wages and workers compensation insurance expenses. General and admini-stative expenses increased approximately $107,600 (79.9%) primarily as a result of increases in legal and professional, equipment and computer lease and New Jersey Partner annual processing fee expenses, partially offset by a decrease in travel expense. On July 3, 2002, the New Jersey legislature en-acted the New Jersey Business Tax Reform Act effective retroactively to
January 1, 2002. The Act institutes a $150 per Partner annual processing fee plus a tax of 6.37% on the apportioned New Jersey net income allocated to non-resident Partners. Incentive management fees, which are based on distributions paid to limited partners, decreased as result of the decrease in distributions to limited partners. Property management fees, which are computed as a per-centage of rental revenues, remained relatively constant.



2001 COMPARED TO 2000

Total revenues increased from $2,174,004 in 2000 to $2,333,037 in 2001, total expenses increased from $1,262,117 to $1,303,980, other income decreased from $7,930 to $3,137 and minority in real estate joint ventures increased from $194,204 to $204,104. As a result, net income increased from $725,613 to $828,090. The approximate $159,000 (7.3%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 88.1% for the year ended December 31, 2001, compared to 86.0% for the year ended December 31, 2000. Operating expenses increased approximately $46,800 (8.2%) primarily as a re-sult of increases in yellow pages advertising costs, repairs and maintenance, salaries and wages and security alarm service expenses, partially offset by a decrease in workers compensation insurance expense. General and administrative expenses increased approximately $20,400 (17.9%) primarily as a result of in-creases in legal and professional, office supplies and travel expenses. In-centive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased as a result of the increase in rental revenue.


LIQUIDITY AND CAPITAL RESOURCES

Net cas porvided by operating activities decreased approximately $73,400 (5.5%) in 2002 compared to 2001 primarily as a result of the decrease in net income, partially offset by changes in other assets and liabilities. Net cash provided by operating activities increased approximately $48,300 (3.8%) in 2001 compared to 2000 primarily as a result of the increase in net income.

Cash used in financing activities consisted of cash distributions to partners in 2002, 2001, and 2000. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 2002, 2001, and 2000. In December 2002, 2001 and 2000, the General Partners declared and paid a special distribution equal to 1%, 2%, and 3%, respectively of capital contributed by the limited partners.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2002, 2001 and 2000.   The Partnership has no material commitments
for capital expenditures.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limted Partners, that the tender offer was grossly in-adequate given the performance history of the Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 30 Units representing (0.15%) of the outstanding Units in the Partnership.

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


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:

                                       2002 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $629,233    $562,263    $585,847        $556,627

Income before minority
  interest in
  joint venture           297,014     230,217     154,174         199,589


Net income                297,014     230,217      11,720         151,989

Net income per
  limited partnership
  unit                   $  14.70    $  11.40    $   0.58        $   7.52

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000



                                       2001 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------
Total revenues           $587,421    $582,203    $575,643        $587,770

Income before
 minority interest
 in joint venture         285,688     243,446     240,127         262,933

Net income                285,688     243,446      93,723         205,233

Net income per limited
 partnership unit        $  14.14    $  12.05    $   4.64        $  10.16

Weighted average number
 of limited partnership
 units outstanding         20,000      20,000      20,000          20,000




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as item 8, Part II hereof.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2002, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2002, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2002, attached hereto as Exhibit l and incorporated herein by this reference.

				     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2002, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2002.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2003
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2003
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)



			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------------------

                                       2002 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $629,233    $562,263    $585,847        $556,627

Income before minority
  interest in
  joint venture           297,014     230,217     154,174         199,589


Net income                297,014     230,217      11,720         151,989

Net income per
  limited partnership
  unit                   $  14.70    $  11.40    $   0.58        $   7.52

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000



                                       2001 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------
Total revenues           $587,421    $582,203    $575,643        $587,770

Income before
 minority interest
 in joint venture         285,688     243,446     240,127         262,933

Net income                285,688     243,446      93,723         205,233

Net income per limited
 partnership unit        $  14.14    $  12.05    $   4.64        $  10.16

Weighted average number
 of limited partnership
 units outstanding         20,000      20,000      20,000          20,000




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2002.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   690,940    $ 4,740,105
Excess book depreciation                                 143,456      1,439,363
Deferred rental revenues                                                 68,995
New Jersey filing fee                                    (59,000)       (59,000)
Accrued distributions to partners                                       202,020
Accrued incentive management fee                                        443,214
Acquisition costs capitalized
 for tax purposes                                                     1,033,227
                                                     -----------    -----------
Per Partnership income tax return                    $   775,396    $ 7,867,924
                                                     ===========    ===========


DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page

    Independent Auditors' Report                                             F-1


FINANCIAL STATEMENTS:


    Consolidated Balance Sheets at December 31, 2002 and 2001                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2002                                        F-3

    Consolidated Statements of Changes in Partners' Equity(Deficit)
    for the Three Years Ended December 31, 2002                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2002                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation                 F-10


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


   CONTROLS AND PROCEDURES

   Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These dis-closure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnerhip's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


INDEPENDENT AUDITORS' REPORT
Partners
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsi-bility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by manage-ment, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Deloitte & Touche
February 3, 2003




DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                           $   597,284      $   451,762

PROPERTY, net (Note 3)                                4,454,466        4,790,794

OTHER ASSETS                                             39,837           51,241
                                                    -----------      -----------
TOTAL                                               $ 5,091,587      $ 5,293,797
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable (Note 1)                                    10,570          11,579
Other liabilities                                       138,892         121,942

                                                    -----------      ----------
Total liabilities                                       351,482         335,541
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (42,266)        (40,084)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2002 and 2001)                        4,782,371       4,998,340
                                                   ------------     -----------
Total partners' equity                                4,740,105       4,958,256
                                                   ------------     -----------
TOTAL                                               $ 5,091,587     $ 5,293,797
                                                   ============     ===========

See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                              2002         2001         2000

REVENUES:
Rental                                      $2,333,960  $2,333,037   $2,174,004
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  353,787     318,792      343,802
 Operating                                     694,329     619,662      572,837
 General and administrative                    183,184     134,634      114,253
 General partners' incentive
  management fee (Note 4)                       81,819      90,910      100,001
Property management fees                       140,612     139,982      131,224
                                            ----------  ----------   ----------
Total expenses                               1,453,731   1,303,980    1,262,117
                                            ----------  ----------   ----------
OPERATING INCOME                               880,229   1,029,057      911,887

OTHER INCOME -
Interest income                                    765       3,137        7,930


INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 880,994   1,032,194      919,817

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (190,054)   (204,104)   (194,204)
                                            ----------  ----------   ----------
NET INCOME                                  $  690,940  $  828,090  $  725,613
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                 6,909       8,281       7,256
Limited partners                            $  690,031  $  819,809  $  718,357

                                            ----------  ----------   ----------
TOTAL                                       $  690,940  $  828,090  $  725,613
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    34.20   $   40.99  $    35.92
                                            ==========  ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total

BALANCE, JANUARY 1, 2000               $(34,409)    $ 5,560,174     $ 5,525,765

 Net income                               7,256         718,357         725,613

 Distributions                          (11,111)     (1,100,000)     (1,111,111)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(38,264)    $ 5,178,531     $ 5,140,267

 Net income                               8,281         819,809         828,090

 Distributions                          (10,101)     (1,000,000)     (1,010,101)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(40,084)    $ 4,998,340     $ 4,958,256

 Net income                               6,909         684,031         690,940

 Distributions                           (9,091)       (900,000)       (909,091)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(42,266)    $ 4,782,371     $ 4,740,105
                                       ========     ===========     ===========



See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                             2002          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   690,940   $   828,090   $   725,613
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              353,787       318,792       343,802
  Minority interests in income
  of real estate joint ventures             190,054       204,104       194,204
  Changes in assets and liabilities:
   Other assets                              11,404        (6,001)       (5,950)
   Property management fees payable          (1,009)          560           632
   Customer deposits
   and other liabilities                     16,950        (9,973)       28,981
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,262,126     1,335,572     1,287,282

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (17,459)      (32,468)      (18,864)
                                        -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                  (909,091)   (1,010,101)   (1,111,111)
Distributions paid to minority inter-
ests in real estate joint ventures         (190,054)     (204,104)     (194,204)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,099,145)   (1,214,205)   (1,305,315)
                                        -----------   -----------    ----------
NET INCREASE(DECREASE)IN CASH AND
CASH EQUIVALENTS                            145,522        88,899       (36,897)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        451,762       362,863       399,760
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   597,284   $   451,762    $  362,863
                                        ===========   ===========    ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002


1.   GENERAL

     DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units as of December 31, 2002, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partner-ship Act for the primary purpose of acquiring and operating real estate.

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

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2002, 2001 and 2000. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

     The Partnership is required by the agreements to pay Dahn a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principals of Consolidation - The accompanying consolidated finacial statements include the accounts of the Partnership and its joint venture investments. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and consists primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years. Building improvements are depreciated over a five-year period.

     Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $3,127,819.

     On February 27, 2003, New Jersey adopted new regulations effective retro-actively to January 1, 2002 that impose a filing fee of $150 per each New Jersey resident partner and a filing fee of $150 multiplied by the corpor-ate allocation factor of the Partnership for each non-resident partner.
     As a result, the Partnership recorded $21,000 in partnership filing fees during the year ended December 31, 2002, which is included in general and administrative expenses.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each period.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment. No impairment losses were required in 2002, 2001 or 2000.

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

     Impact of Recent Accounting Pronouncement - In December 2002, the Partner-ship adopted the following pronouncements: Statement of Financial Account-ing Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Part-nership believes the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the consolidated financial statements.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2002                2001

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,550,726          6,533,267
                                              -----------        -----------
       Total                                    8,444,976          8,427,517
       Less accumulated depreciation            3,990,510          3,636,723
                                              -----------         ----------

       Property, net                          $ 4,454,466        $ 4,790,794
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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $11,719         $845,000  $1,980,802  $2,825,802  $1262,836  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    44,706          191,250   2,403,486   2,594,736   1474,454  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    71,517          442,000   1,651,396   2,093,396    963,640  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    47,063          416,000     515,042     931,042    289,580  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $175,005       $1,894,250  $6,550,726 $ 8,444,976*$3,990,510
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

               Balance at January 1, 2000             $ 8,376,185     $2,974,129
                 Additions                                 18,864        343,802
                                                      -----------     ----------
               Balance at December 31, 2000           $ 8,395,049     $3,317,931
                 Additions                                 32,468        318,792
                                                      -----------     ----------
               Balance at December 31, 2001           $ 8,427,517     $3,636,723
                 Additions                                 17,459        353,787
                                                      -----------     ----------
               Balance at December 31, 2002           $ 8,444,976     $3,990,510
						      ===========     ==========

				    EXHIBIT 2
                                 March 28, 2003

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2002 accompanied by an independent auditors' report. The Partnership owns an interest in four mini-storage. Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2002              Dec. 31, 2001

Whittier, CA(1)                       91%                        92%

Bloomingdale, IL(2)                   85%                        88%

Edgewater, NJ(3)                      84%                        86%

Sterling Heights, MI(4)               81%                        86%

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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.
					       Very truly yours,

                                               DSI REALTY INCOME FUND XI
					       By:  DSI Properties, Inc.



					       By_______________________________
						     ROBERT J. CONWAY, President




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund XI;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund XI;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003