Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND XI
filed 2003-08-13
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2003                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2003                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2003 and 2002, total revenues increased 0.7% from $562,263 to $566,320 and total expenses increased 7.0% from $332,167 to $355,556 and other income decreased from $121 to $78. As a result, net income decreased 8.4% from $230,217 for the three-month period June 30, 2002, to $210,842 for the same period in 2003. Rental revenue remained relatively constant. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.1% for the three-month period ended June 30, 2003 as compared to 86.5% for the same period in 2002. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $13,700 (4.8%) primarily as a result of higher advertising, real estate tax and salaries and wages expenses, partially offset by decreases in in office supplies and workers compensation insurance expenses. General and administrative expenses increased approximately $9,700 (19.8%) primarily due to state tax payments, partially offset by lower legal and professional and equipment and computer lease expenses.

For the six-month periods ended June 30, 2003, and 2002, total revenues decreased 2.2% from $1,191,486 to $1,164,915 and total expenses increased 3.6% from $664,626 to $688,661 and other income decreased from $371 to $201. As a result, net income decreased 9.6% from $527,231 for the six-month period ended June 30, 2002, to $476,455 for the same period in 2003. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses increased approximately $13,000 (2.3%) primarily as a result of higher advertising, telephone, real estate tax, salaries and wages, power and sweeping expenses, partially offset by decreases in repairs and maintenance and office supplies and workers compensation insurance expenses. General and administrative expenses increased approximately $11,000 (11.6%) as a result of higher state tax payments partially offset by decreases in legal and pro-fessional expense.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Parners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 30 Units representing 0.150% of the outstanding Units of the Partnership.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002

                                          June 30,     December 31,
                                            2003           2002
ASSETS

CASH AND CASH EQUIVALENTS                $  821,486       $  597,284
PROPERTY,NET                              4,295,070        4,454,466

OTHER ASSETS                                 39,837           39,837

TOTAL                                    $5,156,393       $5,091,587

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  343,843       $  351,482

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (41,541)         (42,266)
     Limited Partners                     4,854,061        4,782,371

  Total partners' equity                  4,812,520        4,740,105

TOTAL                                    $5,156,363       $5,091,587

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                         June 30,         June 30,
                                           2003              2002
REVENUES:

Rental Income                            $  566,320        $  562,263

EXPENSES:

Operating                                   296,829           283,159
General and administrative                   58,727            49,008
     Total expenses                         355,556           332,167

OPERATING INCOME                            210,764           230,096

OTHER INCOME
     Interest                                    78               121

INCOME BEFORE MINORITY INTEREST
     IN INCOME OF REAL
     ESTATE JOINT VENTURE                   210,842           230,217

MINORITY INTEREST IN INCOME
     OF REAL ESTATE JOINT VENTURE                 0                 0


NET INCOME                               $  210,842        $  230,217


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  208,734        $  227,915
    General partners                          2,108             2,302

TOTAL                                    $  210,842        $  230,217

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.44        $    11.40


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2003 AND 2002

                                           June 30,         June 30,
                                            2003              2002

REVENUES:
 Rental income                           $1,164,915       $1,191,486

EXPENSES:
 Operating                                  582,548          569,512
 General and administrative                 106,113           95,114
Total expenses                              688,661          664,626

OPERATING INCOME                            476,254          526,860

OTHER INCOME
 Interest                                       201              371

INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    476,455          527,231

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE                  0                0

NET INCOME                               $  476,455       $  527,231

AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           471,690          521,959
 General Partners                             4,765            5,272
TOTAL                                    $  476,455       $  527,231

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $23.58           $26.10

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003            ($42,266)     $4,482,371   $4,740,105

NET INCOME                               4,765         471,690      476,455
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)

BALANCE AT JUNE 30, 2003              ($41,541)     $4,854,061   $4,812,520


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                      June 30,           June 30,
                                        2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 476,455          $ 527,231

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        159,396            159,396

     Changes in assets and
      	liabilities:
     Decrease in other assets                  0              1,827
     Decrease in liabilities              (7,639)           (14,999)

Net cash provided by
  operating activities                   628,212            673,455

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property                     0            (16,250)

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      224,172            253,165

CASH AND CASH EQUIVALENTS:

     At beginning of period              597,284            451,762
     At end of period                  $ 821,456          $ 704,927


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

The accompanying financial information as of June 30, 2003, and for the periods ended June 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of June 30, 2003, the total property cost and accumulated depreciation are as follows:


        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,803
        Total                                   8,444,975
        Less: Accumulated Depreciation        ( 4,149,905)
        Property - Net                       $  4,295,070


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. The evaluation was performed by the Partnership's Controller with assistance of the Partner-ship's President and the Chief Executive Officer. These disclosure controls and procedures are designated to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in the factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund XI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund XI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003