Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND XI
filed 2003-11-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2003             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2003             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                October 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2003 and 2002, total revenues increased 0.2% from $585,847 to $587,206 and total expenses increased 8.7% from $331,876 to $360,853 and other income decreased from $203 to $83. Minority interest in income of real estate joint ventures increased 8,7% from $142,454 to $154,854. As a result, net income decreased 35.9% from $111,720 for the three-month period ended September 30, 2002, to $71,582 for the same period in 2003. Rental revenue remained relatively constant. Occupancy levels for the Partnership's four mini-storage facilities averaged 86.7% for the three-month period ended September 30, 2003 as compared to 84.9% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as higher advertising, real estate tax and salaries and wages expenses was offset by decreases in repairs and maintenance and workers compensation insurance expenses. General and administrative expenses increased approximately $30,900 (96.8%) primarily due to higher legal and professional expenses, partially offset by lower equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agree-ment (see paragraph below).

For the nine-month periods ended September 30, 2003, and 2002, total revenues decreased 1.4% from $1,777,333 to $1,752,121 and total expenses increased 5.3% from $996,502 to $1,049,514 and other income decreased from $574 to $284. Minority interest in income of real estate joint ventures increased 8.7% from $142,454 to $154,854. As a result, net income decreased 14.2% from $638,951 for the nine-month period ended September 30, 2002, to $548,037 for the same period in 2003. Rental revenue decreased as a result of lower unit rental rates. Operating expenses increased approximately $11,200 (1.3%) primarily as a result of higher advertising, telephone, real estate tax, salaries and wages and power and sweeping expenses, partially offset by decreases in repairs and maintenance, office supplies and workers compensation insurance expenses. General and administrative expenses increased approximately $41,900 (33.0%) for the same reasons as discussed above.

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

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                        September 30,     December 31,
                                            2003             2002

ASSETS

CASH AND CASH EQUIVALENTS                $  809,375       $  597,284
PROPERTY, Net                             4,215,372        4,454,466
OTHER ASSETS                                 39,837           39,837

TOTAL                                    $5,064,584       $5,091,587

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  382,502       $  351,482

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (42,846)         (42,266)
     Limited Partners                     4,724,928        4,782,371

  Total partners' equity                  4,682,082        4,740,105

TOTAL                                    $5,064,584       $5,091,587

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                       September 30,     September 30,
                                           2003              2002


REVENUES:

Rental Income                            $  587,206        $  585,847

EXPENSES:

Operating                                   298,122           299,997
General and administrative                   62,731            31,879
     Total expenses                         360,853           331,876

OPERATING INCOME                            226,353           253,971

OTHER INCOME
   Interest                                      83               203

INCOME BEFORE MINORITY INTEREST IN
INCOME OR REAL ESTATE JOINT VENTURES        226,436           254,174

MINORITY INTEREST IN INCOME OF
REAL ESTATE JOINT VENTURES                 (154,854)         (142,454)

NET INCOME                               $   71,582        $  111,720


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   70,866        $  110,603
    General partners                            716             1,117

TOTAL                                    $   71,582        $  111,720

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     3.54        $     5.53


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                       September 30,     September 30,
                                           2003              2002


REVENUES:

Rental                                  $1,752,121         $1,777,333

EXPENSES:

Operating                                  880,670            869,509
General and administrative                 168,844            126,993
Total expenses                           1,049,514            996,502

OPERATING INCOME                           702,607            780,831

OTHER INCOME
    Interest                                   284                574


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURES       702,891            781,405

MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURES             (154,854)          (142,454)

NET INCOME                                 548,037            638,951

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                           542,557            632,561
General partners                             5,480              6,390
TOTAL                                      548,037            638,951

NET INCOME PER LIMITED
PARTNERSHIP UNIT                            $27.13             $31.63

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION                20,000             20,000

See accompanying notes to financial statements(unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003            ($42,266)     $4,782,371   $4,740,105

NET INCOME                               5,480         542,557      548,037
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)

BALANCE AT SEPTEMBER 30, 2003         ($42,846)     $4,724,928   $4,682,082


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                    September 30,      September 30,
                                        2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 548,037          $ 638,951

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        239,094            239,094

     Changes in assets and
      	liabilities:

     Decrease in other assets                  0              1,827
     Increase(decrease) in liabilities    31,020           (15,833)

Net cash provided by
  operating activities                   818,151            864,039

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                        0            (17,459)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      212,091            240,520

CASH AND CASH EQUIVALENTS:

     At beginning of period              597,284            451,762
     At end of period                  $ 809,375          $ 692,282


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

The accompanying financial information as of September 30, 2003, and for the periods ended September 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an existing mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of September 30, 2003, the total property cost and accumulated depreciation are as follows:



        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,803
        Total                                   8,444,975
        Less: Accumulated Depreciation        ( 4,229,602)
        Property - Net                       $  4,215,372



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


DSI REALTY INCOME FUND XI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND XI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President