Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND XI
filed 2004-03-31
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2003. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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



		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2003,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2003              Dec. 31, 2002

Whittier, CA(1)                 93%                        92%

Bloomingdale, IL(2)             80%                        82%

Edgewater, NJ(3)                87%                        86%

Sterling Heights, MI(4)         82%                        81%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 530 Limited Partners at December 31, 2003. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $12.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
-----------------------------------------------------------------
                     2003        2002        2001        2000       1999
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,335,866   $2,334,725   $2,336,174   $2,181,934  $2,108,447

TOTAL
EXPENSES          1,444,226    1,453,731    1,303,980    1,262,117   1,238,034

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (204,804)    (190,054)    (204,104)   (194,204)    (186,102)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 686,836    $ 690,940    $ 828,090   $ 725,613    $ 684,311
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,676,176   $5,091,587   $5,293,797   $5,485,221   $5,841,106
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING        $1,254,113   $1,262,126   $1,335,572   $1,287,282   $1,202,051
INVESTING              -         (17,459)     (32,468)     (18,864)         -
FINANCING        (1,323,888)  (1,099,145)  (1,214,205)  (1,305,315)  (1,196,203)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  34.00    $  34.20    $   40.99    $  35.92    $  33.87
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  55.39     $  45.00    $  50.00    $  55.00    $  50.00
                   ========     ========    ========    ========    ========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS


The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an oper-ating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities at December 31, 2003, were: Whittier 91%, Edgewater Park 87%, Bloomingdale 81% and Sterling Heights 78%.

                     RESULTS OF OPERATIONS


2003 COMPARED TO 2002

Total revenues increased from $2,333,960 in 2002 to $2,335,465 in 2003, total expenses decreased from $1,453,731 to $1,444,226, other income decreased from $765 to $401 and minority interest in real estate joint ventures increased from $190,054 to $204,804. As a result, net income decreased from $690,940 to $686,836. Rental revenues remained constant. Occupancy levels for the Part-nership's four mini-storage facilities averaged 85.8% for the year ended December 31, 2003, compared to 85.5% for the year ended December 31, 2002. Operating expenses decreased approximately $57,200 (8.2%) primarily as a result of decreases in yellow pages advertising, repairs and maintenance, real estate tax, salaries and wages and workers compensation insurance expenses. General and administrative expenses increased approximately $30,500 (16.6%) primarily as a result of increases in legal and professional and New Jersey Partner annual processing fee expenses, partially offset by a decrease in office supplies and equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, remained relatively constant.


2002 COMPARED TO 2001

Total revenues increased from $2,333,037 in 2001 to $2,333,960 in 2002, total expenses increased from $1,303,980 to $1,453,731, other income decreased from $3,137 to $765 and minority interest in real estate joint ventures decreased from $204,104 to $190,054. As a result, net income decreased from $828,090 to $690,940. Rental revenues remained constant as higher unit rental rates were offset by lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 85.5% for the year ended December 31, 2002, compared to 88.1% for the year ended December 31, 2001. Operating expenses increased approximately $74,700 (12.1%) primarily as a result of increases in yellow pages advertising, repairs and maintenance, real estate tax, salaries and wages and workers compensation insurance expenses. General and admini-stative expenses increased approximately $48,600 (36.1%) primarily as a result of increases in legal and professional, equipment and computer lease and New Jersey Partner annual processing fee expenses, partially offset by a decrease in travel expense. On July 3, 2002, the New Jersey legislature en-acted the New Jersey Business Tax Reform Act effective retroactively to
January 1, 2002. The Act institutes a $150 per Partner annual processing fee plus a tax of 6.37% on the apportioned New Jersey net income allocated to non-resident Partners. Incentive management fees, which are based on distributions paid to limited partners, decreased as result of the decrease in distributions to limited partners. Property management fees, which are computed as a per-centage of rental revenues, remained relatively constant.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $8,000 (0.6%) in 2003 compared to 2002 primarily as a result of the decrease in net income. Net cash provided by operating activities decreased approximately $73,400 (5.5%) in 2002 compared to 2001 primarily as a result of the decrease in net income, partially offset by changes in other assets and liabilities.

Cash used in financing activities consisted of cash distributions to partners in 2003, 2002, and 2001. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 2003, 2002, and 2001. In December 2003, 2002 and 2001, the General Partners declared and paid a special distribution equal to 3%, 1%, and 2%, respectively of capital contributed by the limited partners.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2002 and 2001.   The Partnership has no material commitments
for capital expenditures.

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

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt the imple-mentation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:

                                       2003 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $598,595    $566,320    $587,206        $583,344

Income before minority
  interest in
  joint venture           265,613     210,842     226,436         188,749


Net income                265,613     210,842      71,582         138,799

Net income per
  limited partnership
  unit                   $  13.15    $  10.44    $   3.54        $   6.87

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000




                                       2002 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $629,233    $562,263    $585,847        $556,627

Income before minority
  interest in
  joint venture           297,014     230,217     154,174         199,589


Net income                297,014     230,217      11,720         159,989

Net income per
  limited partnership
  unit                   $  14.70    $  11.40    $   0.58        $   7.52

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000






Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as item 8, Part II hereof.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2003, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2003, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.




Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2003, attached hereto as Exhibit l and incorporated herein by this reference.

				     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2003, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2003.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2004
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2004
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)



			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------
                     2003        2002        2001        2000       1999
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,335,866   $2,334,725   $2,336,174   $2,181,934  $2,108,447

TOTAL
EXPENSES          1,444,226    1,453,731    1,303,980    1,262,117   1,238,034

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (204,804)    (190,054)    (204,104)   (194,204)    (186,102)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 686,836    $ 690,940    $ 828,090   $ 725,613    $ 684,311
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,676,176   $5,091,587   $5,293,797   $5,485,221   $5,841,106
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING        $1,254,113   $1,262,126   $1,335,572   $1,287,282   $1,202,051
INVESTING              -         (17,459)     (32,468)     (18,864)         -
FINANCING        (1,323,888)  (1,099,145)  (1,214,205)  (1,305,315)  (1,196,203)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  34.00    $  34.20    $   40.99    $  35.92    $  33.87
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  55.39     $  45.00     $  50.00    $  55.00    $  50.00
                   ========     ========    ========    ========     ========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2003.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   686,836    $ 4,307,857
Excess financial statement depreciation                  143,257      1,582,620
Excess book distributions                                               202,026
Deferred rental revenues                                                 68,995
New Jersey filing fee                                                     7,973
Tax expense adjustment                                    58,999
Accrued incentive management fee                                        443,214
Acquisition costs capitalized
 for tax purposes                                                     1,033,227
                                                     -----------    -----------
Per Partnership income tax return                    $   889,092    $ 7,645,912
                                                     ===========    ===========

Net taxable income per
 limited partnership unit                            $     44.01
                                                     ===========



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page

    Independent Auditors' Report                                             F-1


FINANCIAL STATEMENTS:


    Consolidated Balance Sheets at December 31, 2003 and 2002                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2003                                        F-3

    Consolidated Statements of Changes in Partners' Equity(Deficit)
    for the Three Years Ended December 31, 2003                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2003                                              F-5

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


INDEPENDENT AUDITORS' REPORT
Partners
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consoldiated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund
XI at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Deloitte & Touche
March 20, 2004




DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------

ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                           $   527,509      $   597,284

PROPERTY, net (Note 3)                                4,100,678        4,454,466

OTHER ASSETS                                             47,989           39,837
                                                    -----------      -----------
TOTAL                                               $4,676,176       $ 5,091,587
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable                                             11,357          10,570
Other liabilities                                       154,942         138,892

                                                    -----------      ----------
Total liabilities                                       368,319         351,482
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (46,589)       (42,266)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2003 and 2002)                        4,354,446       4,782,371
                                                   ------------     -----------
Total partners' equity                                4,307,857       4,740,105
                                                   ------------     -----------
TOTAL                                               $ 4,676,176     $ 5,091,587
                                                   ============     ===========

See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                              2003         2002         2001

REVENUES:
Rental                                      $2,335,465  $2,333,960   $2,333,037
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  353,788     353,787      318,792
 Operating                                     637,126     694,329      619,662
 General and administrative                    213,639     183,184      134,634
 General partners' incentive
  management fee (Note 4)                      100,001      81,819       90,910
Property management fees                       139,672     140,612      139,982
                                            ----------  ----------   ----------
Total expenses                               1,444,226   1,453,731    1,303,980
                                            ----------  ----------   ----------
OPERATING INCOME                               891,239     880,229    1,029,057

OTHER INCOME -
Interest income                                    401         765        3,137


INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 891,640     880,994    1,032,194

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (204,804)   (190,054)   (204,104)
                                            ----------  ----------   ----------
NET INCOME                                  $  686,836  $  690,940  $  828,090
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                 6,868       6,909       8,281
Limited partners                            $  679,968  $  684,031  $  819,809

                                            ----------  ----------   ----------
TOTAL                                       $  686,836  $  690,940  $  828,090
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    34.00  $    34.20   $   40.99
                                            ==========  ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total

BALANCE, JANUARY 1, 2001               $(38,264)    $ 5,178,531     $ 5,140,267

 Net income                               8,281         819,809         828,090

 Distributions                          (10,101)     (1,000,000)     (1,010,101)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(40,084)    $ 4,998,340     $ 4,958,256

 Net income                               6,909         684,031         690,940

 Distributions                           (9,091)       (900,000)       (909,091)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(42,266)    $ 4,782,371     $ 4,740,105

 Net income                               6,868         679,968         686,836

 Distributions                          (11,191)     (1,107,893)     (1,119,084)
                                       --------      ----------     -----------
 BALANCE,DECEMBER 31, 2003             $(46,589)     $4,354,446     $ 4,307,857
                                       ========     ===========     ===========



See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                             2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   686,836   $   690,940   $   828,090
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              353,788       353,787       318,792
  Minority interests in income
  of real estate joint ventures             204,804       190,054       204,104
  Changes in assets and liabilities:
   Other assets                              (8,152)       11,404        (6,001)
   Property management fees payable             787        (1,009)          560
   Customer deposits
   and other liabilities                     16,050        16,950        (9,973)
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,254,113     1,262,126     1,335,572

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (17,459)      (32,468)
                                        -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                (1,119,084)     (909,091)   (1,010,101)
Distributions paid to minority inter-
ests in real estate joint ventures         (204,804)     (190,054)     (204,104)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,323,888)   (1,099,145)   (1,214,205)
                                        -----------   -----------    ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (69,775)      145,522        88,899

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        597,284       451,762       362,863
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   527,509   $   597,284   $   451,762
                                        ===========   ===========    ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003


1.   GENERAL

     DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units as of December 31, 2003, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partner-ship Act for the primary purpose of acquiring and operating real estate.

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

     Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $202,256.

     On February 27, 2003, New Jersey adopted new regulations effective retro-actively to January 1, 2002 that impose a filing fee of $150 per each New Jersey resident partner and a filing fee of $150 multiplied by the corpor-ate allocation factor of the Partnership for each non-resident partner.
     As a result, the Partnership recorded $46,466 and $21,244 in partnership filing fees during the years ended December 31, 2003 and 2002, respectively which are included in general and administrative expenses.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2003, 2002 or 2001.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

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


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2003                2002

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings                                6,550,726          6,550,726
                                              -----------        -----------
       Total                                    8,444,976          8,444,976
       Less accumulated depreciation            4,344,298          3,990,510
                                              -----------         ----------

       Property, net                          $ 4,100,678        $ 4,454,466
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $11,719         $845,000  $1,980,802  $2,825,802  $1363,635  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    44,706          191,250   2,403,486   2,594,736   1601,335  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    71,517          442,000   1,651,396   2,093,396   1056,936  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    47,063          416,000     515,042     931,042    322,392  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $175,005       $1,894,250  $6,550,726 $ 8,444,976*$4,344,298
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

               Balance at January 1, 2001             $ 8,395,049     $3,317,931
                 Additions                                 32,468        318,792
                                                      -----------     ----------
               Balance at December 31, 2001           $ 8,427,517     $3,636,723
                 Additions                                 17,459        353,787
                                                      -----------     ----------
               Balance at December 31, 2002           $ 8,444,976     $3,990,510
                 Additions                                               353,788
                                                      -----------     ----------
               Balance at December 31, 2003           $ 8,444,976     $4,344,298
						      ===========     ==========

				    EXHIBIT 2
                                 March 20, 2004

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2003 accompanied by an independent auditors' report. The Partnership owns an interest in four mini-storage. Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2003              Dec. 31, 2002


Whittier, CA(1)                       93%                        92%

Bloomingdale, IL(2)                   80%                        82%

Edgewater, NJ(3)                      87%                        86%

Sterling Heights, MI(4)               82%                        81%

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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.
					       Very truly yours,

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

    Date:  March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004