Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND XI
filed 2004-05-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2004               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 30, 2004               DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 30, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2004 and 2003, total revenues decreased 0.3% from $598,595 to $596,896, total expenses increased 2.0% from $333,105 to $339,927 and other income decreased from $123 to $82. As a result, net income decreased 3.2% to $257,051 for the three-month period ended March 31, 2004, from $265,613 for the same period in 2003. Rental revenue remained constant, as a decrease in occupancy rates was offset by higher unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 82.3% for the three-month period ended March 31, 2004 as compared to 85.3% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant with increases in salaries and wages and office supplies expenses being offset by decreases in advertising, maintenance and repair and real estate tax expenses. General and administrative expenses remained constant.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2004 AND DECEMBER 31, 2003



                                          March 31,     December 31,
                                            2004           2003

ASSETS

CASH AND CASH EQUIVALENTS                $  680,960       $  527,509
PROPERTY,NET                              4,020,980        4,100,678

OTHER ASSETS                                 47,989           47,989

TOTAL                                    $4,749,929       $4,676,176

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  387,041       $  368,319

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (46,038)         (46,589)
     Limited Partners                     4,408,926        4,354,446

  Total partners' equity                  4,362,888        4,307,857

TOTAL                                    $4,749,929       $4,676,176

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                         March 31,         March 31,
                                           2004              2003
REVENUES:

Rental Income                            $  596,896        $  598,595

EXPENSES:

Operating                                   294,271           285,719
General and administrative                   45,656            47,386
     Total expenses                         339,927           333,105

OPERATING INCOME                            256,969           265,490

OTHER INCOME
     Interest                                    82               123

INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  257,051           265,613

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0

NET INCOME                               $  257,051        $  265,613


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  254,480        $  262,957
    General partners                          2,571             2,656

TOTAL                                    $  257,051        $  265,613

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.72        $    13.15


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($46,589)     $4,354,446   $4,307,857

NET INCOME                               2,571         254,480      257,051
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)

BALANCE AT MARCH 31, 2004             ($46,038)     $4,408,926   $4,362,888


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                      March 31,          March 31,
                                        2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 257,051          $ 265,613

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         79,698             79,698

     Changes in assets and
      	liabilities:
     Increase in liabilities              18,722             34,319

Net cash provided by
  operating activities                   355,471            379,630

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      153,451            177,610

CASH AND CASH EQUIVALENTS:

     At beginning of period              527,509            597,284
     At end of period                  $ 680,960          $ 774,894


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

The accompanying financial information as of March 31, 2004, and for the periods ended March 31, 2004, and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of March 31, 2004, the total property cost and accumulated depreciation are as follows:

        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,802
        Total                                   8,444,974
        Less: Accumulated Depreciation        ( 4,423,994)
        Property - Net                       $  4,020,980

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.



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

    Date:  April 30,2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004