Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND XI
filed 2004-08-13
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2004                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2004                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2004 and 2003, total revenues decreased 4.2% from $566,320 to $542,430 and total expenses increased 6.6% from $355,556 to $378,852 and other income increased from $78 to $82. As a result, net income decreased 22.4% from $210,842 for the three-month period ended June 30, 2003, to $163,660 for the same period in 2004. Rental revenue decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 82.9% for the three-month period ended June 30, 2004 as compared to 85.1% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as higher maintenance and repair and office supplies expenses was offset by decreases in real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $22,500 (38.3%) primarily due to higher legal and professional expense and state tax payments.

For the six-month periods ended June 30, 2004, and 2003, total revenues decreased 2.2% from $1,164,915 to $1,139,326 and total expenses increased
4.4% from $688,661 to $718,779 and other income decreased from $201 to $164. As a result, net income decreased 11.7% from $476,455 for the six-month period ended June 30, 2003, to $420,711 for the same period in 2004. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses increased approximately $9,300 (1.6%) primarily as a result of higher maintenance and repair and office supplies expenses, partially offset by a decrease in real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $20,800 (19.6%) for the same reasons as discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2004 AND DECEMBER 31, 2003

                                          June 30,     December 31,
                                            2004           2003
ASSETS

CASH AND CASH EQUIVALENTS                $  730,870       $  527,509
PROPERTY,NET                              3,941,282        4,100,678

OTHER ASSETS                                 47,989           47,989

TOTAL                                    $4,720,141       $4,676,176

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  395,613       $  368,319

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (46,422)         (46,589)
     Limited Partners                     4,370,950        4,354,446

  Total partners' equity                  4,324,528        4,307,857

TOTAL                                    $4,720,141       $4,676,176

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                         June 30,         June 30,
                                           2004              2003
REVENUES:

Rental Income                            $  542,430        $  566,320

EXPENSES:

Operating                                   297,603           296,829
General and administrative                   81,249            58,727
     Total expenses                         378,852           355,556

OPERATING INCOME                            163,578           210,764

OTHER INCOME
     Interest                                    82                78

INCOME BEFORE MINORITY INTEREST
     IN INCOME OF REAL
     ESTATE JOINT VENTURE                   163,660           210,842

MINORITY INTEREST IN INCOME
     OF REAL ESTATE JOINT VENTURE                 0                 0


NET INCOME                               $  163,660        $  210,842


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  162,023        $  208,734
    General partners                          1,637             2,108

TOTAL                                    $  163,660        $  210,842

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     8.10        $    10.44


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2004 AND 2003

                                           June 30,         June 30,
                                            2004              2003

REVENUES:
 Rental income                           $1,139,326       $1,164,915

EXPENSES:
 Operating                                  591,874          582,548
 General and administrative                 126,905          106,113
Total expenses                              718,779          688,661

OPERATING INCOME                            420,547          476,254

OTHER INCOME
 Interest                                       164              201

INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    420,711          476,455

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE                  0                0

NET INCOME                               $  420,711       $  476,455

AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           416,504          471,690
 General Partners                             4,207            4,765
TOTAL                                    $  420,711       $  476,455

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $20.83           $23.58

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($46,589)     $4,354,446   $4,307,857

NET INCOME                               4,207         416,504      420,711
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)

BALANCE AT JUNE 30, 2004              ($46,422)     $4,370,950   $4,324,528


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                      June 30,           June 30,
                                        2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 420,711          $ 476,455

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        159,396            159,396

     Changes in assets and
      	liabilities:
     Increase(decrease)in liabilities     27,294             (7,639)

Net cash provided by
  operating activities                   607,401            628,212

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      203,361            224,172

CASH AND CASH EQUIVALENTS:

     At beginning of period              527,509            597,284
     At end of period                  $ 730,870          $ 821,456


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

The accompanying financial information as of June 30, 2004, and for the periods ended June 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of June 30, 2004, the total property cost and accumulated depreciation is as follows:


        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,802
        Total                                   8,444,974
        Less: Accumulated Depreciation        ( 4,503,692)
        Property - Net                       $  3,941,282


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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004