Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND XI
filed 2004-11-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 29, 2004             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 29, 2004             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                                October 29, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND XI


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2004 and 2003, total revenues decreased 2.6% from $587,206 to $572,026 and total expenses increased 3.3% from $360,853 to $348,938 and other income remained constant. Minority interest in income of real estate joint ventures decreased 6.8% from $154,854 to $144,354. As a result, net income increased 10.1% from $71,582 for the three-month period ended September 30, 2003, to $78,817 for the same period in 2004. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.3% for the three-month period ended September 30, 2004 as compared to 86.7% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Oper-ating expenses increased approximately $23,000 (7.7%) primarily as a result of higher advertising, maintenance and repair, office supplies and salaries and wages expenses partially offset by a decrease in real estate tax expense. General and administrative expenses decreased approximately $34,900 (55.6%) primarily due to a decrease in legal and professional expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement in the prior period.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 2.3% from $1,752,121 to $1,711,352 and total expenses increased 1.7% from $1,049,514 to $1,067,717 and other income decreased from $284 to $247. Minority interest in income of real estate joint ventures decreased 6.8% from $154,854 to $144,354. As a result, net income decreased 8.9% from $548,037 for the nine-month period ended September 30, 2003, to $499,528 for the same period in 2004. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $32,300 (3.7%) primarily as a re-sult of higher maintenance and repair and office supplies expenses, partially offset by a decrease in real estate tax expense. General and administrative expenses decreased approximately $14,100 (8.4%) primarily due to a decrease in legal and professional expense, partially offset by an increase in state tax payments. The decrease in legal and professional expense was discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND XI
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND XI
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                        September 30,     December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  659,563       $  527,509
PROPERTY, Net                             3,861,584        4,100,678
OTHER ASSETS                                 47,989           47,989

TOTAL                                    $4,569,136       $4,676,176

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  367,811       $  368,319

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (47,654)         (46,589)
     Limited Partners                     4,248,979        4,354,446

  Total partners' equity                  4,201,325        4,307,857

TOTAL                                    $4,569,136       $4,676,176

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                       September 30,     September 30,
                                           2004              2003


REVENUES:

Rental Income                            $  572,026        $  587,206

EXPENSES:

Operating                                   321,120           298,122
General and administrative                   27,818            62,731
     Total expenses                         348,938           360,853

OPERATING INCOME                            223,088           226,353

OTHER INCOME
   Interest                                      83                83

INCOME BEFORE MINORITY INTEREST IN
INCOME OR REAL ESTATE JOINT VENTURES        223,171           226,436

MINORITY INTEREST IN INCOME OF
REAL ESTATE JOINT VENTURES                 (144,354)         (154,854)

NET INCOME                               $   78,817        $   71,582


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   78,029        $   70,866
    General partners                            788               716

TOTAL                                    $   78,817        $   71,582

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     3.90        $     3.54


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                       September 30,     September 30,
                                           2004              2003


REVENUES:

Rental                                  $1,711,352         $1,752,121

EXPENSES:

Operating                                  912,994            880,670
General and administrative                 154,723            168,844
Total expenses                           1,067,717          1,049,514

OPERATING INCOME                           643,635            702,607

OTHER INCOME
    Interest                                   247                284


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURES       643,882            702,891

MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURES             (144,354)          (154,854)

NET INCOME                                 499,528            548,037

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                           494,533            542,557
General partners                             4,995              5,480
TOTAL                                      499,528            548,037

NET INCOME PER LIMITED
PARTNERSHIP UNIT                            $24.73             $27.13

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION                20,000             20,000

See accompanying notes to financial statements(unaudited).




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($46,589)     $4,354,446   $4,307,857

NET INCOME                               4.995         494,533      499,528
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)

BALANCE AT SEPTEMBER 30, 2004         ($47,654)     $4,248,979   $4,201,325


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                    September 30,      September 30,
                                        2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 499,528          $ 548,037

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        239,094            239,094

     Changes in assets and
      	liabilities:

    (Decrease)increase in liabilities       (508)            31,020

Net cash provided by
  operating activities                   738,114            818,151

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)

NET INCREASE CASH AND
   CASH EQUIVALENTS                      132,054            212,091

CASH AND CASH EQUIVALENTS:

     At beginning of period              527,509            597,284
     At end of period                  $ 659,563          $ 809,375


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

The accompanying financial information as of September 30, 2004, and for the periods ended September 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an existing mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of September 30, 2004, the total property cost and accumulated depreciation are as follows:



        Land                                 $  1,894,250
        Buildings                               6,541,922
        Furniture and equipment                     8,802
        Total                                   8,444,974
        Less: Accumulated Depreciation        ( 4,583,390)
        Property - Net                       $  3,861,584



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


DSI REALTY INCOME FUND XI
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND XI (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President