Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND XI
filed 2005-03-31
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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



		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2004,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2004              Dec. 31, 2003

Whittier, CA(1)                 88%                        92%

Bloomingdale, IL(2)             82%                        80%

Edgewater, NJ(3)                85%                        87%

Sterling Heights, MI(4)         77%                        82%

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 525 Limited Partners at December 31, 2004. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $14.37 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
-----------------------------------------------------------------
                     2004        2003        2002        2001       2000
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,269,596   $2,335,866   $2,334,725   $2,336,174  $2,181,934

TOTAL
EXPENSES          1,438,441    1,444,226    1,453,731    1,303,980   1,262,117

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (188,904)    (204,804)    (190,054)   (204,104)    (194,204)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 642,251    $ 686,836    $ 690,940   $ 828,090    $ 725,613
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,292,224   $4,676,176   $5,091,587   $5,293,797   $5,485,221
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,174,400   $1,254,113   $1,262,126   $1,335,572   $1,287,282
INVESTING           (16,112)        -         (17,459)     (32,468)     (18,864)
FINANCING        (1,350,518)  (1,323,888)  (1,099,145)  (1,214,205)  (1,305,315)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  31.79    $  34.00    $   34.20    $  40.99    $  35.92
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  57.50     $  55.39    $  45.00    $  50.00    $  55.00
                   ========     ========    ========    ========    ========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.


The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an oper-ating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities at December 31, 2004, were: Whittier 86%, Edgewater Park 86%, Bloomingdale 79% and Sterling Heights 76%.


                     RESULTS OF OPERATIONS

2004 COMPARED TO 2003

Total revenues decreased from $2,335,465 in 2003 to $2,269,266 in 2004, total expenses decreased from $1,444,226 to $1,438,441, other income decreased from $401 to $330 and minority interest in real estate joint ventures decreased from $204,804 to $188,904. As a result, net income decreased from $686,836 to $642,251. The approximate $66,200 (2.8%) decrease in rental revenues can be attributed primarily to lower occupancy rates. Occupancy levels for the Part-nership's four mini-storage facilities averaged 83.0% for the year ended December 31, 2004, compared to 85.8% for the year ended December 31, 2003. Operating expenses increased approximately $12,500 (2.0%) primarily as a result of relatively insignificant fluctuations in various expense accounts. General and administrative expenses decreased approximately $20,500 (9.6%) primarily as a result of decreases in legal and professional, New Jersey Partner annual processing fee expenses and equipment and computer lease expenses, partially offset by an increase in office supplies and printing expense. The decrease in legal and professional expense is related to unsuccessful legal challenges bu two dissident Limited Partners to a proposed amendment to the Partnership Agreement in the prior year (see paragraph below). Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distributions to limited partners. Property manage-ment fees, which are computed as a percentage of rental revenues, decreased as a result of the decrease in rental revenue.


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




LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $60,400 (4.8%) in 2004 compared to 2003 primarily as a result of the increase in net income. Net cash provided by operating activities decreased approximately $8,000 (0.6%) in 2003 compared to 2002 primarily as a result of the decrease in net income.

Cash used in financing activities consisted of cash distributions to partners in 2004, 2003, and 2002. Additionally, cash distributions were paid to the minority interests in the real estate joint ventures in 2004, 2003, and 2002. In December 2004, 2003 and 2002, the General Partners declared and paid a special distribution equal to 3.5%, 3%, and 1%, respectively of capital contributed by the limited partners.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2004 and 2002.   The Partnership has no material commitments
for capital expenditures.

In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt the imple-mentation of the amendment. Subsequently, the two dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

                                       2004 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $596,896    $542,430    $572,026        $557,914

Income before minority
  interest in
  joint venture           257,051     163,660     223,171         187,273


Net income                257,051     163,660      78,817         142,723

Net income per
  limited partnership
  unit                   $  12.72    $   8.10    $   3.90        $   7.07

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000



                                       2003 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $598,595    $566,320    $587,206        $583,344

Income before minority
  interest in
  joint venture           265,613     210,842     226,436         188,749


Net income                265,613     210,842      71,582         138,799

Net income per
  limited partnership
  unit                   $  13.15    $  10.44    $   3.54        $   6.87

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000



Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as item 8, Part II hereof.  See the financial statements.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2004, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2004, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2004, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $14,000 and for 2003 were $13,100. Most of the fees related to preparation of the Partner-ship's tax returns.


				     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2004, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2004.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2005
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2005
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)



			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
-----------------------------------------------------------------------------
                     2004        2003        2002        2001       2000
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,269,596   $2,335,866   $2,334,725   $2,336,174  $2,181,934

TOTAL
EXPENSES          1,438,441    1,444,226    1,453,731    1,303,980   1,262,117

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (188,904)    (204,804)    (190,054)   (204,104)    (194,204)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 642,251    $ 686,836    $ 690,940   $ 828,090    $ 725,613
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,292,224   $4,676,176   $5,091,587   $5,293,797   $5,485,221
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,174,400   $1,254,113   $1,262,126   $1,335,572   $1,287,282
INVESTING           (16,112)        -         (17,459)     (32,468)     (18,864)
FINANCING        (1,350,518)  (1,323,888)  (1,099,145)  (1,214,205)  (1,305,315)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  31.79    $  34.00    $   34.20    $  40.99    $  35.92
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  57.50     $  55.39    $  45.00    $  50.00    $  55.00
                   ========     ========    ========    ========    ========





The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2004:


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   642,251    $ 3,788,494
Excess book depreciation                                 135,814      1,718,434
Excess book distributions                                               202,020
Real estate taxes                                                        (6,980)
Deferred rental revenues                                                 68,995
Fixed asset adjustment                                   (10,000)       (10,000)
Tax expense adjustment                                      (647)
Accrued expenses                                          13,800         13,800
Accrued incentive management fee                                        443,214
Acquisition costs capitalized
 for tax purposes                                                     1,033,227
                                                     -----------    -----------
Per Partnership income tax return                    $   781,218    $ 7,251,204
                                                     ===========    ===========

Net taxable income per
 limited partnership unit                            $     38.67
                                                     ===========



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page



FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                  F-1


    Consolidated Balance Sheets as of December 31, 2004 and 2003             F-2

    Consolidated Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Consolidated Statements of Changes in Partners' Equity(Deficit)
        for each of the Three Years Ended December 31, 2004                  F-4

    Consolidated Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

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



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Partners
DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consoldiated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Deloitte & Touche
March 14, 2005



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
-------------------------------------------------------------------------------

ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                           $   335,279      $   527,509

PROPERTY, net (Note 3)                                3,901,485        4,100,678

OTHER ASSETS                                             55,460           47,989
                                                    -----------      -----------
TOTAL                                               $ 4,292,224      $ 4,676,176
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable                                             10,915          11,357
Customer Deposits & other liabilities                   160,703         154,942
Capital lease obligations (Note 3)                      130,092
                                                    -----------      ----------
Total liabilities                                       503,730         368,319
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (51,782)       (46,589)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2004 and 2003)                        3,840,276       4,354,446
                                                   ------------     -----------
Total partners' equity                                3,788,494       4,307,857
                                                   ------------     -----------
TOTAL                                               $ 4,292,224     $ 4,676,176
                                                   ============     ===========

See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                              2004         2003         2002

REVENUES:
Rental                                      $2,269,266  $2,335,465   $2,333,960
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  355,397     353,788      353,787
 Operating                                     649,620     637,126      694,329
 General and administrative                    193,171     213,639      183,184
 General partners' incentive
  management fee (Note 4)                      104,546     100,001       81,819
Property management fees                       135,707     139,672      140,612
                                            ----------  ----------   ----------
Total expenses                               1,438,441   1,444,226    1,453,731
                                            ----------  ----------   ----------
OPERATING INCOME                               830,825     891,239      880,229

OTHER INCOME -
Interest income                                    330         401          765


INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 831,155     891,640      880,994

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (188,904)   (204,804)   (190,054)
                                            ----------  ----------   ----------
NET INCOME                                  $  642,251  $  686,836  $  690,940
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                 6,423       6,868       6,909
Limited partners                            $  635,828  $  679,968  $  684,031

                                            ----------  ----------   ----------
TOTAL                                       $  642,251  $  686,836  $  690,940
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 4)                               $    31.79  $    34.00   $   34.20
                                            ==========  ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total

BALANCE, JANUARY 1, 2002               $(40,084)    $ 4,998,340     $ 4,958,256

 Net income                               6,909         684,031         690,940

 Distributions                           (9,091)       (900,000)       (909,091)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(42,266)    $ 4,782,371     $ 4,740,105

 Net income                               6,868         679,968         686,836

 Distributions                          (11,191)     (1,107,893)     (1,119,084)
                                       --------      ----------     -----------
 BALANCE,DECEMBER 31, 2003             $(46,589)     $4,354,446     $ 4,307,857

 Net income                               6,423         635,828         642,251

 Distributions                          (11,616)     (1,149,998)     (1,161,614)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2004            $(51,782)     $3,840,276     $ 3,788,494
                                       ========     ===========     ===========



See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                             2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   642,251   $   686,836   $   690,940
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              355,397       353,788       353,787
  Minority interests in income
  of real estate joint ventures             188,904       204,804       190,054
  Changes in assets and liabilities:
   Other assets                              (7,471)       (8,152)       11,404
   Property management fees payable            (442)          787        (1,009)
   Customer deposits
   and other liabilities                      5,761        16,050        16,950
   Captial lease obligations                (10,000)
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,174,400     1,254,113     1,262,126

CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions to property                       (16,112)                    (17,459)
                                        -----------   -----------    -----------
CASH FLOWS USED IN FINANCING ACTIVITIES
Distributions to partners                (1,161,614)   (1,119,084)     (909,091)
Distributions paid to minority inter-
ests in real estate joint ventures         (188,904)     (204,804)     (190,054)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,350,518)   (1,323,888)   (1,099,145)
                                        -----------   -----------    ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                           (192,230)      (69,775)      145,522

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        527,509       597,284       451,762
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   335,279   $   527,509   $   597,284
                                        ===========   ===========    ===========

NON CASH INVESTING ACTIVITIES

Acquisition of trucks utilizing capital leases        $140,092


See accompanying notes to financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004


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

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2004, 2003 and 2002. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

     Property and Depreciation - Property is recorded at cost and consists primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years. Building improvements are depreciated over a five-year period. Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes is $138,967.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2004, 2003 or 2002.

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



3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2004                2003

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings and improvements               6,566,838          6,550,726
                                              -----------        -----------
       Total                                    8,461,088          8,444,976
       Less accumulated depreciation            4,699,695          4,344,298
                                              -----------         ----------
       Total                                    3,761,393          4,100,678
       Rental trucks under capital leases         140,092                  0
                                              -----------        -----------
       Property - net                         $ 3,901,485        $ 4,100,678
                                              ===========        ===========

     The rental trucks under capital leases were not placed into services until January 2005 and therefore no depreciation expense was recorded during 2004.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2004 are summarized as follows:

     2005                                              $36,000
     2006                                               36,000
     2007                                               36,000
     2008                                               36,000
                                                       -------
     Total future minimum payment obligations          144,000
     Less interest portion                              13,908
                                                       -------
     Present value of net minimum lease payments      $130,092
                                                      ========

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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $12,990         $845,000  $1,982,073  $2,827,073  $1464,558  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    47,530          191,250   2,406,310   2,597,560   1728,497  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    75,717          442,000   1,655,596   2,097,596   1150,655  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    54,880          416,000     522,859     938,859    355,985  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $191,117       $1,894,250  $6,566,838 $ 8,461,088*$4,699,695
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

               Balance at January 1, 2002             $ 8,427,517     $3,636,723
                 Additions                                 17,459        353,787
                                                      -----------     ----------
               Balance at December 31, 2002           $ 8,444,976     $3,990,510
                 Additions                                               353,788
                                                      -----------     ----------
               Balance at December 31, 2003           $ 8,444,976     $4,344,298
                 Additions                                 16,112        355,397
                                                      -----------     ----------
               Balance at December 31, 2004           $ 8,461,088     $4,699,695
						      ===========     ==========

				    EXHIBIT 2
                                 March 14, 2005

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns an interest in four mini-storage. Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2004              Dec. 31, 2003


Whittier, CA(1)                       88%                        92%

Bloomingdale, IL(2)                   82%                        80%

Edgewater, NJ(3)                      85%                        87%

Sterling Heights, MI(4)               77%                        82%




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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.
					       Very truly yours,

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005