Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND XI
filed 2005-05-16
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2005 AND DECEMBER 31, 2004



                                          March 31,     December 31,
                                            2005           2004

ASSETS

CASH AND CASH EQUIVALENTS                $  438,789       $  335,279
PROPERTY,NET                              3,821,787        3,901,485

OTHER ASSETS                                 55,460           55,460
                                         ----------       ----------
TOTAL                                    $4,316,036       $4,292,224
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Capital lease obligation                    121,092          130,092
Other liabilities                           194,063          171,618
                                           --------         --------
Total liabilities                        $  517,175       $  503,730
                                         ----------       ----------
PARTNERS' EQUITY(DEFICIT):
     General Partners                       (51,678)         (51,782)
     Limited Partners                     3,850,539        3,840,276
                                         ----------       ----------
  Total partners' equity                  3,798,861        3,788,494

TOTAL                                    $4,316,036       $4,292,224
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                         March 31,         March 31,
                                           2005              2004
REVENUES:

Rental Income                            $  580,855        $  596,896
                                         ----------        ----------
EXPENSES:

Operating                                   308,774           294,271
General and administrative                   59,776            45,656
                                         ----------        ----------
     Total expenses                         368,550           339,927

OPERATING INCOME                            212,305           256,969

OTHER INCOME
     Interest                                    82                82
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  212,387           257,051

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0

NET INCOME                               $  212,387        $  257,051
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  210,263        $  254,480
    General partners                          2,124             2,571
                                         ----------        ----------
TOTAL                                    $  212,387        $  257,051
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.51        $    12.72
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($51,782)     $3,840,276   $3,788,494

NET INCOME                               2,124         210,263      212,387
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2005             ($51,678)     $3,850,539   $3,798,861
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                      March 31,          March 31,
                                        2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 212,387          $ 257,051

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         79,698             79,698

     Changes in assets and
      	liabilities:
     Increase in liabilities              13,445             18,722
                                       ---------          ---------
Net cash provided by
  operating activities                   305,530            355,471
                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      103,510            153,451

CASH AND CASH EQUIVALENTS:

     At beginning of period              335,279            527,509
                                       ---------          ---------
     At end of period                  $ 438,789          $ 680,960
                                       =========          =========

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, non-cumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2004, 2003 and 2002. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage based upon a pre-determined formula, of the net proceeds from the sale of the properties. The Partnership is required by the agreements to pay Dahn a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compart-ments and sale of locks.

The accompanying financial information as of March 31, 2005, and for the periods ended March 31, 2005, and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

As of March 31, 2005, the total property cost and accumulated depreciation are as follows:

                                          March 31, 2005   December 31, 2004
        Land                                 $  1,894,250   $  1,894,250
        Buildings                               6,541,922      6,541,922
        Furniture and equipment                   165,008        165,008
                                             ------------   ------------
        Total                                   8,601,180      8,601,180
        Less: Accumulated Depreciation        ( 4,779,393)    (4,699,695)
                                             ------------   ------------
        Property - Net                       $  3,821,787   $  3,901,485


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

     Under the Agreement of limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests.

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2005 and 2004, total revenues decreased 2.7% from $596,896 to $580,855, total expenses increased 8.4% from $339,927 to $368,550 and other income remained the same at $82. As a result, net income decreased 17.4% to $212,387 for the three-month period ended March 31, 2005, from $257,051 for the same period in 2004. Rental revenue decreased as a result of lower unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 82.5% for the three month period ended March 31, 2005 as compared to 82.3% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $14,500 (4.9%) primarily as a result of increases in advertising and maintenance and repair expenses. General and administrative expenses increased approximately $14,100 (30.9%) primarily as a result of increases in legal and professional and equipment and computer lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

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


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2005                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 13, 2005                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 13, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 13, 2005