Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND XI
filed 2005-08-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2005 AND DECEMBER 31, 2004

                                          June 30,     December 31,
                                            2005           2004
ASSETS

CASH AND CASH EQUIVALENTS                $  465,491       $  335,279
PROPERTY,NET                              3,728,080        3,901,485

OTHER ASSETS                                 55,460           55,460
                                         ----------       ----------
TOTAL                                    $4,249,031       $4,292,224
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners                    202,020          202,020
Capital lease obligation                    112,092          130,092
Other liabilities                           152,711          171,618
                                         ----------       ----------
Total liabilities                        $  466,823       $  503,730
                                         ----------       ----------

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (51,844)         (51,782)
     Limited Partners                     3,834,052        3,840,276
                                         ----------       ----------
  Total partners' equity                  3,782,208        3,788,494

TOTAL                                    $4,249,031       $4,292,224
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                         June 30,         June 30,
                                           2005              2004
REVENUES:

Rental Income                            $  604,656        $  542,430
                                         ----------        ----------
EXPENSES:

Operating                                   356,979           297,603
General and administrative                   62,392            81,249
                                         ----------        ----------
     Total expenses                         419,371           378,852

OPERATING INCOME                            185,285           163,578

OTHER INCOME
     Interest                                    82                82
                                         ----------        ----------

INCOME BEFORE MINORITY INTEREST
     IN INCOME OF REAL
     ESTATE JOINT VENTURE                   185,367           163,660

MINORITY INTEREST IN INCOME
     OF REAL ESTATE JOINT VENTURE                 0                 0
                                         ----------        ----------

NET INCOME                               $  185,367        $  163,660
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  183,513        $  162,023
    General partners                          1,854             1,637
                                         ----------        ----------
TOTAL                                    $  185,367        $  163,660
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     9.18        $     8.10
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2005 AND 2004

                                           June 30,         June 30,
                                            2005              2004

REVENUES:
 Rental income                           $1,185,511       $1,139,326
                                         ----------       ----------
EXPENSES:
 Operating                                  665,753          591,874
 General and administrative                 122,168          126,905
                                         ----------       ----------
Total expenses                              787,921          718,779

OPERATING INCOME                            397,590          420,547

OTHER INCOME
 Interest                                       164              164
                                         ----------       ----------
INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    397,754          420,711

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE                  0                0
                                         ----------       ----------
NET INCOME                               $  397,754       $  420,711
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           393,776          416,504
 General Partners                             3,978            4,207
                                         ----------       ----------
TOTAL                                    $  397,754       $  420,711
                                         ==========       ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $19.69           $20.83
                                             ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($51,782)     $3,840,276   $3,788,494

NET INCOME                               3,978         393,776      397,754
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2005              ($51,844)     $3,834,052   $3,782,208
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).


STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                      June 30,           June 30,
                                        2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 397,754          $ 420,711

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        173,405            159,396

     Changes in assets and
      	liabilities:
    (Decrease)increase in liabilities    (36,907)            27,294
                                       ---------          ---------
Net cash provided by
  operating activities                   534,252            607,401


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)
                                       ----------         ---------
NET INCREASE CASH AND
   CASH EQUIVALENTS                      130,212            203,361

CASH AND CASH EQUIVALENTS:

     At beginning of period              335,279            527,509
                                       ---------          ---------
     At end of period                  $ 465,491          $ 730,870
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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, non-cumulative, 8% return (7.75% for the Whittier property) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2004, 2003 and 2002. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage based upon a pre-determined formula, of the net proceeds from the sale of the properties. The Partnership is required by the agreements to pay Dahn a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compart-ments and sale of locks.

The accompanying financial information as of June 30, 2005, and for the periods ended June 30, 2005, and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

The total property cost and accumulated depreciation is as follows:

                                        June 30, 2005    December 31, 2005

    Land                                 $  1,894,250      $  1,894,250
    Buildings                               6,541,922         6,541,922
    Furniture and equipment                   165,008           165,008
                                         ------------      ------------
    Total                                   8,601,180         8,601,180
    Less: Accumulated Depreciation        ( 4,873,100)       (4,699,695)
                                         ------------      ------------
    Property - Net                       $  3,728,080      $  3,901,485
                                         ============      ============

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2005 and 2004, total revenues increased 11.5% from $542,430 to $604,656 and total expenses increased 10.7% from $378,852 to $419,371 and other income remained constant. As a result, net income increased 13.3% from $163,660 for the three-month period ended
June 30, 2004, to $185,367 for the same period in 2005. Rental revenue in-creased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 86.7% for the three-month period ended June 30, 2005 as compared to 82.9% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $59,400 (20.0%) primarily as a result of higher maintenance and repair, purchase of locks, property management fees, salaries and wages and depreciation partially offset by a derease in adver-tising expense. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and admin-istrative expenses decreased approximately $18,900 (23.3%) primarily due to a decrease in legal and professional expense and state tax payments.

For the six-month periods ended June 30, 2005, and 2004, total revenues increased 4.1% from $1,139,326 to $1,185,511 and total expenses increased 9.6% from $718,779 to $787,921 and other income remained constant. As a result, net income decreased 5.5% from $420,711 for the six-month period ended June 30, 2004, to $397,754 for the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses in-creased approximately $73,900 (12.5%) primarily as a result of higher main-tenance and repair, purchase of locks, salaries and wages, truck insurance and depreciation expenses, partially offset by a decrease in advertising expense. General and administrative expenses decreased approximately $4,700 (3.7%) primarily due to a decrease in state tax payments, partially offset by an increase in equipment and computer lease expense.

The General Partners plan to continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 29, 2005                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005