Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND XI
filed 2005-11-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                        September 30,    December 31,
                                            2005           2004
ASSETS

CASH AND CASH EQUIVALENTS                $  442,008       $  335,279
PROPERTY,NET                              3,641,377        3,901,485

OTHER ASSETS                                 55,460           55,460
                                         ----------       ----------
TOTAL                                    $4,138,845       $4,292,224
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  202,020       $  202,020
Capital lease obligation                    103,092          130,092
Other liabilities                           145,652          171,618
                                         ----------       ----------
Total liabilities                           450,764          503,730
                                         ----------       ----------

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (52,786)         (51,782)
     Limited Partners                     3,740,867        3,840,276
                                         ----------       ----------
  Total partners' equity                  3,688,081        3,788,494
                                         ----------       ----------
TOTAL                                    $4,138,845       $4,292,224
                                         ==========       ==========

See accompanying notes to financial statements.

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                       September 30,     September 30,
                                           2005              2004
REVENUES:

Rental Income                            $  606,234        $  572,026
                                         ----------        ----------
EXPENSES:

Operating                                   328,038           321,120
General and administrative                   33,733            27,818
                                         ----------        ----------
     Total expenses                         361,771           348,938
                                         ----------        ----------
OPERATING INCOME                            244,463           223,088

OTHER INCOME
     Interest                                    84                83
                                         ----------        ----------

INCOME BEFORE MINORITY INTEREST
     IN INCOME OF REAL
     ESTATE JOINT VENTURE                   244,547           223,171

MINORITY INTEREST IN INCOME
     OF REAL ESTATE JOINT VENTURE          (136,654)         (144,354)
                                         ----------        ----------

NET INCOME                               $  107,893        $   78,817
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  106,814        $   78,029
    General partners                          1,079               788
                                         ----------        ----------
TOTAL                                    $  107,893        $   78,817
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     5.34        $     3.90
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements.



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                        September 30,     September 30,
                                            2005              2004

REVENUES:
 Rental income                           $1,791,745       $1,711,352
                                         ----------       ----------
EXPENSES:
 Operating                                  993,791          912,994
 General and administrative                 155,901          154,723
                                         ----------       ----------
Total expenses                            1,149,692        1,067,717
                                         ----------       ----------
OPERATING INCOME                            642,053          643,635

OTHER INCOME
 Interest                                       248              247
                                         ----------       ----------
INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    642,301          643,882

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE           (136,654)        (144,354)
                                         ----------       ----------
NET INCOME                               $  505,647       $  499,528
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           500,591          494,533
 General Partners                             5,056            4,995
                                         ----------       ----------
TOTAL                                    $  505,647       $  499,528
                                         ==========       ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $25.03           $24.73
                                             ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000
                                             ======           ======

See accompanying notes to financial statements.



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($51,782)     $3,840,276   $3,788,494

NET INCOME                               5,056         500,591      505,647
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005         ($52,786)     $3,740,867   $3,688,081
                                      ========      ==========   ==========

See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                    September 30,         September 30,
                                        2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 505,647          $ 499,528

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        260,108            239,094

     Changes in assets and
      	liabilities:
     Decrease in liabilities             (52,966)              (508)
                                       ---------          ---------
Net cash provided by
  operating activities                   712,789            738,114


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)
                                       ----------         ---------
NET INCREASE CASH AND
   CASH EQUIVALENTS                      106,729            132,054

CASH AND CASH EQUIVALENTS:

     At beginning of period              335,279            527,509
                                       ---------          ---------
     At end of period                  $ 442,008          $ 659,563
                                       =========          =========

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

The accompanying financial information as of September 30, 2005, and for the periods ended September 30, 2005, and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

The total property cost and accumulated depreciation is as follows:

                                    September 30, 2005   December 31, 2004

    Land                                 $  1,894,250      $  1,894,250
    Buildings                               6,541,922         6,541,922
    Furniture and equipment                   165,008           165,008
                                         ------------      ------------
    Total                                   8,601,180         8,601,180
    Less: Accumulated Depreciation        ( 4,959,803)       (4,699,695)
                                         ------------      ------------
    Property - Net                       $  3,641,377      $  3,901,485
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2005 and 2004, total revenues increased 6.0% from $572,026 to $606,234 and total expenses increased 3.7% from $348,938 to $361,771 and other income increased from $83 to $84. Minority interest in income of real estate joint venture decreased 5.3% from $144,354 to $136,654. As a result, net income increased 36.9% from $78,817 for the three-month period ended September 30, 2004, to $107,893 for the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facil-ities averaged 86.1% for the three-month period ended September 30, 2005 as compared to 84.3% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $6,900 (2.1%) primarily as a result of higher depreciation, truck insurance and maintenance, purchase of locks and packing materials and property management fees, partially offset by a decrease in advertising, maintenance and repair and salaries and wages expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and admin-istrative expenses increased approximately $5,900 (21.3%) primarily due to relatively insignificant fluctuations in various expense accounts.

For the nine-month period ended September 30, 2005, and 2004, total revenues increased 4.7% from $1,711,352 to $1,791,745 and total expenses increased 7.7% from $1,067,717 to $1,149,692 and other income increased from $247 to $248. Minority interest in income of real estate joint venture decreased 5.3% from $144,354 to $136,654. As a result, net income increased 1.2% from $499,528 for the nine-month period ended September 30, 2004, to $505,647 for the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $80,800 (8.9%) primarily as a result of higher maintenance and repair, pruchase of locks and packing materials, property management fees, salaries and wages, truck in-surance and maintenance and depreciation expenses, partially offset by a de-crease in advertising expense. General and administrative expenses remained relatively constant as a decrease in state tax payments was partially offset by an increase in equipment and computer lease expense.

The General Partners plan to continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to re-main at the current level for the foreseeable future.



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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2005             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2005             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2005



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


    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005