Form 10-K
period 2005-12-31
DSI REALTY INCOME FUND XI
filed 2006-03-31
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2005. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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



		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2005,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2005 and December 31, 2004 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2005              Dec. 31, 2004

Whittier, CA(1)                 89%                        88%

Bloomingdale, IL(2)             86%                        82%

Edgewater, NJ(3)                84%                        85%

Sterling Heights, MI(4)         78%                        77%



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


Item 1a. RISK FACTORS

Some Potential Losses Are Not Covered By Insurance.
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war that generally are not insured. We cannot be assured that we will be able to renew insurance coverage upon expiration of our policies in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold or, if offered, these types of insurance may be prohibitively expensive. Should uninsured loss or a loss in excess from insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.
Real estate investments generally, mini-storage facilities like those that we own, in particular, often cannot be sold quickly. Consequently, we may not be able to sell Properties when appropriate. This could adversely affect our cash flow and ability to make distributions.

Our operating costs might rise, which might reduce our profitability and have an adverse affect on our cash flow and our ability to make distributions to shareholders.
We might face higher operating expenses as a result of rising costs generally, and in particular as a result of increased costs following a terrorist attack or other catastrophic event. For example, it might cost more in the future for security, property/casualty and liability insurance, and property mainten-ance. As noted above, when our insurance policies expire, the cost of premiums for comparable coverage might be significantly higher after such an event when it is time to renew our coverage, which could then increase our operating expenses and reduce or profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning and electricity. If operating expenses increase dramatically, the availability of other comparable mini-storage facilities in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions.

We face significant competition.
We compete with numerous other owners of mini-storage facilities for tenants. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce our ability to attract and keep and retain tenants, and may increase vacancies, which increases may lower rental rates. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our properties, to make space available at lower prices than the space in our properties. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions.

Our ability to make distributions is subject to various risks.
We have been paying quarterly distributions since inception. Our ability to make distributions in the future will depend upon:

   -       Financial performance of our Property;
   - The absence of significant expenditures relating to environmental and regulator matters; and
   -       Our ability to attract and maintain tenants.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse affect on our cash flow and our ability to make distributions.

Changes in the law may adversely affect our cash flow.
The Properties are subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Additionally, the cost to comply with any new or different regulation could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change our that newly imposed requirements will not require significant unanticipated expenditures.

Should we incur long-term indebtedness, it will subject us to additional risks. Like other real estate companies, should we incur indebtedness on our proper-ties, we will be subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If such debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions at expected levels or at all. Furthermore, an increase in interest expense could adversely affect our cash flow and ability to make distributions to Limited Partners.
If we should not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse affect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability. Our organizational documents do not contain any limitation on our ability to incur debt secured by our Properties. Accordingly, we could place financing on our Properties almost without restriction. If we were to take such action, the debt service could adversely affect our cash flow and ability to make dis-tributions and would include the risk of default on such indebtedness. There are no plans to incur any long-term indebtedness on any of the Partnership's Properties.

Environmental problems at the Properties are possible and may be costly. Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazard-ous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminates. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamin-ation emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notifying and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

To the best of our knowledge, asbestos was not used in the construction of any of the Properties. Tenants of the Partnership's mini-storage facilities are prohibited from storing hazardous or toxic substances or from even bringing hazardous or toxic substances onto the property. To the best knowledge of the General Partners, there are no instances of storage or release of hazardous or toxic substances at any of the Partnership's Properties. However, there can be no guaranty that one or more tenants did not actually store such materials or cause releases at any of the Partnership's Properties. If these conditions should occur, we may need to undertake a target remediation program which could become costly and could necessitate the temporary location of some or all of the Properties' tenants or require rehabilitation of the affected property.

Americans With Disabilities Act compliance can be costly.
Under the Americans With Disabilities Act of 1990 ("ADA"), all public accom-modations and commercial facilities, must meet certain Federal requirements related to access and use by disabled persons. Compliance with the ADA re-quirements could involve removal of structural barriers from certain disabled persons' entrances, which could adversely affect our financial condition, and results of operations. Other Federal, state or local laws may require modifi-cations to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, non-compliance with the ADA or similar or related laws or regulations could result in the United States govern-ment imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

Partnership's status as a limited partnership is dependent on compliance with Federal income tax requirements.
Failure of the Partnership to be treated as a limited partnership would have serious adverse consequences to holders of our Units. If the IRS were to successfully challenge the tax status of the Partnership for Federal income tax purposes, the Partnership would be treatable as a corporation. In such event, the imposition of a corporate tax on the Partnership would reduce the amount of cash available for distribution from such Partnership to the Limited Partners. We do not anticipate such a challenge.

We are dependent upon our key personnel.
We are dependent upon our key personnel whose continued service is not guar-anteed. We are dependent upon our independent property manager for experience in managing mini-storage facilities. While we believe we could find replace-ments for these key personnel, loss of their services could adversely affect our operations.



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 520 Limited Partners at December 31, 2005. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $10.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $14.37 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2005
-----------------------------------------------------------------
                     2005        2004        2003        2002       2001
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,399,809   $2,269,596   $2,335,866   $2,334,725  $2,336,174

TOTAL
EXPENSES          1,633,391    1,438,441    1,444,226    1,453,731   1,303,980

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (180,154)    (188,904)    (204,804)   (190,054)    (204,104)
                   ---------    ---------    ---------   ---------    ---------

NET INCOME        $ 586,264    $ 642,251    $ 686,836   $ 690,940    $ 828,090
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,031,099   $4,292,224   $4,676,176   $5,091,587   $5,293,797
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,181,906   $1,184,400   $1,254,113   $1,262,126   $1,335,572
INVESTING            (9,680)     (16,112)        -         (17,459)    (32,468)
FINANCING        (1,067,724)  (1,360,518)  (1,323,888)  (1,099,145)  (1,214,205)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  29.02    $  31.79    $   34.00    $  34.20    $  40.99
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  42.50     $  57.50    $  55.39    $  45.00    $  50.00
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


The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an oper-ating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities at December 31, 2005, were: Whittier 89%, Edgewater Park 84%, Bloomingdale 86% and Sterling Heights 78%.


                     RESULTS OF OPERATIONS

2005 COMPARED TO 2004

Total revenues increased from $2,269,266 in 2004 to $2,399,478 in 2005, total expenses increased from $1,438,441 to $1,633,391, other income increased from $330 to $331 and minority interest in real estate joint ventures decreased from $188,904 to $180,154. As a result, net income decreased from $642,251 to $586,264. The approximate $130,200 (5.7%) increase in rental revenues can be attributed primarily to higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.2% for the year ended December 31, 2005, compared to 83.0% for the year ended December 31, 2004. Operating expenses increased approximately $125,800 (19.4%) primarily as a result of increase in advertising, repairs and maintenance, purchase of locks and packing materials, real estate tax, salaries and wages and truck insurance and maintenance expenses. General and administrative expenses increased approximately $38,000 (19.7%) primarily as a result of in-creases in legal and professional, equipment and computer lease and office supplies and printing expenses.Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenue, increased as a result of the in-crease in rental revenue.


2004 COMPARED TO 2003

Total revenues decreased from $2,335,465 in 2003 to $2,269,266 in 2004, total expenses decreased from $1,444,226 to $1,438,441, other income decreased from $401 to $330 and minority interest in real estate joint ventures decreased from $204,804 to $188,904. As a result, net income decreased from $686,836 to $642,251. The approximate $66,200 (2.8%) decrease in rental revenues can be attributed primarily to lower occupancy rates. Occupancy levels for the Part-nership's four mini-storage facilities averaged 83.0% for the year ended December 31, 2004, compared to 85.8% for the year ended December 31, 2003. Operating expenses increased approximately $12,500 (2.0%) primarily as a result of relatively insignificant fluctuations in various expense accounts. General and administrative expenses decreased approximately $20,500 (9.6%) primarily as a result of decreases in legal and professional fees, New Jersey Partner annual processing fee expenses and equipment and computer lease expenses, partially offset by an increase in office supplies and printing expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement in the prior year (see paragraph below). Incentive man-agement fees, which are based on distributions paid to limited partners, in-creased as a result of the increase in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenues, decreased as a result of the decrease in rental revenue.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $2,500 (0.2%) in 2005 compared to 2004 primarily as a result of the decrease in net income adjusted before depreciation and minority interest partially offset by an increase in customer deposits and other liabilities. Net cash provided by operating activities decreased approximately $69,700 (5.6%) in 2004 compared to 2003 primarily as a result of the decrease in net income.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2005 and 2004.   The Partnership has no material commitments
for capital expenditures.

Cash used in financing activities consisted of cash distributions to partners in 2005, 2004, and 2003, as well as payments on capital lease obligations starting in 2004. In December 2005, 2004 and 2003, the General Partners declared and paid a special distribution equal to 0.5%, 3.5%, and 3%, re-spectively.

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


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 was as follows:


                                       2005 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $580,855    $604,656    $606,234        $607,733

Income before minority
  interest in
  joint venture           212,387     185,367     244,547         124,117


Net income                212,387     185,367     107,893          80,617

Net income per
  limited partnership
  unit                   $  10.51    $   9.18    $   5.34        $   3.99

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000




                                       2004 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $596,896    $542,430    $572,026        $557,914

Income before minority
  interest in
  joint venture           257,051     163,660     223,171         187,273


Net income                257,051     163,660      78,817         142,723

Net income per
  limited partnership
  unit                   $  12.72    $   8.10    $   3.90        $   7.07

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000




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

Item 9b. OTHER INFORMATION

     None.


				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2005, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 72 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 77 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 83 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2005, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2005, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2005 were $29,640 and for 2004 were $26,920.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2005 were $15,100 and for 2004 were $14,000. Most of the fees related to preparation of the Partner-ship's tax returns.


				     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2005, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2005.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2006
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 31, 2006
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 31, 2006
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 31, 2006
  JOSEPH W. CONWAY (Executive
  Vice President and Director)



			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2005
-----------------------------------------------------------------------------
                     2005        2004        2003        2002         2001
                     ----        ----        ----        ----         ----

TOTAL REVENUES
AND OTHER
INCOME           $2,399,809   $2,269,596   $2,335,866   $2,334,725  $2,336,174

TOTAL
EXPENSES          1,633,391    1,438,441    1,444,226    1,453,731   1,303,980

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (180,154)    (188,904)    (204,804)   (190,054)    (204,104)
                   ---------   ---------    ---------    ---------   ---------

NET INCOME        $ 586,264    $ 642,251    $ 686,836   $ 690,940    $ 828,090
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $4,031,099   $4,292,224   $4,676,176   $5,091,587   $5,293,797
                 ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,181,906   $1,184,400   $1,254,113   $1,262,126   $1,335,572
INVESTING            (9,680)     (16,112)          -       (17,459)    (32,468)
FINANCING        (1,067,724)  (1,360,518)  (1,323,888)  (1,099,145)  (1,214,205)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  29.02    $  31.79    $   34.00    $  34.20    $  40.99
                   ========    =========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  42.50     $  57.50    $  55.39    $  45.00    $  50.00
                   ========     ========    ========    ========    ========





The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2005:

                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   586,264    $ 3,516,172
Excess book depreciation                                 184,959      1,903,395
State taxes                                                              (6,980)
Accrued incentive management fee                                        443,214
Property acquisition costs                                            1,033,227
Deferred rental revenues                                                 68,995
Accrued expenses                                          17,200         31,000
Fixed asset adjustment                                   (28,984)       (28,984)
Excess book distributions                                               186,479
Tax expense adjustment                                    (5,541)
                                                     -----------    -----------
Per Partnership income tax return                    $   753,898    $ 7,146,518
                                                     ===========    ===========

Net taxable income per
 limited partnership unit                            $     37.32
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


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page



FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                  F-1


    Consolidated Balance Sheets as of December 31, 2005 and 2004             F-2

    Consolidated Statements of Income for each of the Three
        Years Ended December 31, 2005                                        F-3

    Consolidated Statements of Changes in Partners' Equity(Deficit)
        for each of the Three Years Ended December 31, 2005                  F-4

    Consolidated Statements of Cash Flows for each of the Three Years
        Ended December 31, 2005                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:                                                      F-10


    Schedule III - Real Estate and Accumulated Depreciation
        as of December 31, 2005                                             F-11


NOTE:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consoldiated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund
XI at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when con-sidered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Deloitte & Touche
Los Angeles, California

March 27, 2006



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
-------------------------------------------------------------------------------

ASSETS                                                  2005             2004

CASH AND CASH EQUIVALENTS                           $   439,781      $   335,279

PROPERTY, net (Note 3)                                3,535,858        3,901,485

OTHER ASSETS                                             55,460           55,460
                                                    -----------      -----------
TOTAL                                               $ 4,031,099      $ 4,292,224
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable                                             12,694          10,915
Customer Deposits & other liabilities                   175,815         160,703
Capital lease obligations (Note 3)                      124,398         130,092
                                                    -----------      ----------
Total liabilities                                       514,927         503,730
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (54,505)       (51,782)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2004 and 2003)                        3,570,677       3,840,276
                                                   ------------     -----------
Total partners' equity                                3,516,172       3,788,494
                                                   ------------     -----------
TOTAL                                               $ 4,031,099     $ 4,292,224
                                                   ============     ===========

See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                              2005         2004         2003

REVENUES:
Rental                                      $2,399,478  $2,269,266   $2,335,465
                                            ----------  ----------   ----------
EXPENSES:
 Depreciation                                  398,597     355,397      353,788
 Operating                                     775,400     649,620      637,126
 Interest                                        7,016        -            -
 General and administrative                    231,134     193,171      213,639
 General partners' incentive
  management fee (Note 4)                       77,273     104,546      100,001
Property management fees                       143,971     135,707      139,672
                                            ----------  ----------   ----------
Total expenses                               1,633,391   1,438,441    1,444,226
                                            ----------  ----------   ----------
OPERATING INCOME                               766,087     830,825      891,239

OTHER INCOME -
Interest income                                    331         330          401


INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 766,418     831,155      891,640

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (180,154)   (188,904)   (204,804)
                                            ----------  ----------   ----------
NET INCOME                                  $  586,264  $  642,251  $  686,836
                                            ==========  ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                            $    5,863  $    6,423  $    6,868
Limited partners                               580,401     635,828     679,968

                                            ----------  ----------   ----------
TOTAL                                       $  586,264  $  642,251  $  686,836
                                            ==========  ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 4)                               $    29.02  $    31.79   $   34.00
                                            ==========  ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total


BALANCE, JANUARY 1, 2003               $(42,266)    $ 4,782,371     $ 4,740,105

 Net income                               6,868         679,968         686,836

 Distributions                          (11,191)     (1,107,893)     (1,119,084)
                                       --------      ----------     -----------
 BALANCE,DECEMBER 31, 2003              (46,589)      4,354,446       4,307,857

 Net income                               6,423         635,828         642,251

 Distributions                          (11,616)     (1,149,998)     (1,161,614)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2004             (51,782)      3,840,276       3,788,494

 Net income                               5,863         580,401         586,264

 Distributions                           (8,586)       (850,000)       (858,586)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2005            $(54,505)     $3,570,677     $ 3,516,172
                                       ========     ===========     ===========



See accompanying notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                             2005          2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   586,264   $   642,251   $   686,836
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              398,597       355,397       353,788
  Minority interests in income
  of real estate joint ventures             180,154       188,904       204,804
  Changes in assets and liabilities:
   Other assets                                            (7,471)       (8,152)
   Property management fees payable           1,779         (442)           787
   Customer deposits
   and other liabilities                     15,112         5,761        16,050
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,181,906     1,184,400     1,254,113

CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions to property                        (9,680)      (16,112)
                                        -----------   -----------    -----------
CASH FLOWS USED IN FINANCING ACTIVITIES
Distributions to partners                  (858,586)   (1,161,614)   (1,119,084)
Distributions paid to minority inter-
ests in real estate joint ventures         (180,154)     (188,904)     (204,804)
   Captial lease obligations                (28,984)      (10,000)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,067,724)   (1,360,518)   (1,323,888)
                                        -----------   -----------    ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            104,502      (192,230)      (69,775)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        335,279       527,509       597,284
                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   439,781   $   335,279   $   527,509
                                        ===========   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest    $     7,016
                                        ===========

NON CASH INVESTING ACTIVITIES
Acquisition of trucks utilizing
capital leases                          $    23,290   $  140,092     $     -
                                        ===========   ==========     ===========


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

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2005, 2004 and 2003. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

     The Partnership is required by the agreements to pay Dahn a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. Dahn earned management fees equal to $143,971 and $135,707 for the years ended December 31, 2005 and 2004, respectively. Amounts payable to Dahn at December 31, 2005 and 2004, were $12,694 and $10,915, respectively.


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

     Property and Depreciation - Property is recorded at cost and consists primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years. Building improvements are depreciated over a five-year period. Property under capital leases is amortized over the lesser of the lives of the re-spective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2005 is $167,634.

     On February 27, 2003, New Jersey adopted new regulations effective retro-actively to January 1, 2002 that impose a filing fee of $150 per each New Jersey resident partner and a filing fee of $150 multiplied by the corpor-ate allocation factor of the Partnership for each non-resident partner.
     As a result, the Partnership recorded $20,697 and $34,956 in partnership filing fees during the years ended December 31, 2005 and 2004, respectively which are included in general and administrative expenses.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2005, 2004 or 2003.

     Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distributions due partners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values becuase of the short maturity of those instruments. The carrying values of the capital lease obligations approx-mates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

     Recent Accounting Pronouncement - In March 2005, the Financial Accounting Standards Board ("FASB") issued Statement of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonable estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on the Partnership's con-solidated financial statements.

        In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Partnership's results of operations or financial condition.


     Reclassification - The Partnership reclassified the change in payments on capital lease obligations in the statements of cash flows from and operating activity to a financing activity. This reclassification does not affect the total net change in cash and cash equivalents and has no impact on the Partnership's consolidated balance sheet, consolidated statements of income, and consolidated statements of changes in partners' equity (deficit).



3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2005                2004

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings and improvements               6,576,518          6,566,838
       Rental trucks under capital leases         163,382            140,092
                                              -----------        -----------
       Total                                    8,634,150          8,601,180
       Less accumulated depreciation            5,098,292          4,699,695
                                              -----------         ----------
       Property - net                         $ 3,535,858        $ 3,901,485
                                              ===========        ===========

     The rental trucks under capital leases were not placed into services until January 2005 and therefore no depreciation expense was recorded during 2004. Depreciation expense of $40,620 was recorded in 2005.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2005 are summarized as follows:

     2006                                              $42,000
     2007                                               42,000
     2008                                               42,000
     2009                                                  500
                                                       -------
     Total future minimum payment obligations          126,500
     Less interest portion                               2,102
                                                       -------
     Present value of net minimum lease payments      $124,398
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




DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



						    Costs Capitalized
				 Initial Cost to      Subsequent to    Gross Amount at Which Carried
				   Partnership         Acquisition           at Close of Period
			       -------------------  -----------------  -----------------------------
					Buildings                               Buildings                         Date
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $16,104         $845,000  $1,985,187  $2,830,187  $1565,919  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,358,780    49,207          191,250   2,407,987   2,599,237   1856,110  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    75,717          442,000   1,655,596   2,097,596   1244,793  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    59,769          416,000     527,748     943,748    390,850  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,375,721  $200,797       $1,894,250  $6,576,518 $ 8,470,768*$5,057,672
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

               Balance at January 1, 2003             $ 8,444,976     $3,990,510
                 Additions                                               353,788
                                                      -----------     ----------
               Balance at December 31, 2003           $ 8,444,976     $4,344,298
                 Additions                                 16,112        355,397
                                                      -----------     ----------
               Balance at December 31, 2004           $ 8,461,088     $4,699,695
                 Additions                                  9,680        357,977
                                                      -----------     ----------
               Balance at December 31, 2005           $ 8,470,768     $5,057,672
						      ===========     ==========

				    EXHIBIT 2
                                 March 27, 2006

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2005 accompanied by a report of independent registered public accounting firm. The Partnership owns an interest in four mini-storage. Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2005 and December 31, 2004 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2005              Dec. 31, 2004

Whittier, CA(1)                         89%                        88%

Bloomingdale, IL(2)                     86%                        82%

Edgewater, NJ(3)                        84%                        85%

Sterling Heights, MI(4)                 78%                        77%




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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2005



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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund XI (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 27, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund XI (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 27, 2006