Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND XI
filed 2006-05-12
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005



                                          March 31,     December 31,
                                            2006           2005

ASSETS

CASH AND CASH EQUIVALENTS                $  600,135       $  439,781
PROPERTY,NET                              3,456,162        3,535,858

OTHER ASSETS                                 55,460           55,460
                                         ----------       ----------
TOTAL                                    $4,111,757       $4,031,099
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Capital lease obligation                    115,398          124,398
Other liabilities                           267,353          188,509
                                           --------         --------
Total liabilities                           584,771          514,927
                                         ----------       ----------
PARTNERS' EQUITY(DEFICIT):
     General Partners                       (54,397)         (54,505)
     Limited Partners                     3,581,383        3,570,677
                                         ----------       ----------
  Total partners' equity                  3,526,986        3,516,172
                                         ----------       ----------
TOTAL                                    $4,111,757       $4,031,099
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                         March 31,         March 31,
                                           2006              2005
REVENUES:

Rental Income                            $  595,706        $  580,855
                                         ----------        ----------
EXPENSES:

Operating                                   326,697           308,714
General and administrative                   56,258            59,776
                                         ----------        ----------
     Total expenses                         382,955           368,550

OPERATING INCOME                            212,751           212,305

OTHER INCOME
     Interest                                    83                82
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  212,834           212,387

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  212,834        $  212,387
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  210,706        $  210,263
    General partners                          2,128             2,124
                                         ----------        ----------
TOTAL                                    $  212,834        $  212,387
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.54        $    10.51
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($54,505)     $3,570,677   $3,516,172

NET INCOME                               2,128         210,706      212,834
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2006             ($54,397)     $3,581,383   $3,526,986
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                      March 31,          March 31,
                                        2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 212,834          $ 212,387

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         79,696             79,698

     Changes in assets and
      	liabilities:
     Increase in liabilities              69,844             13,445
                                       ---------          ---------
Net cash provided by
  operating activities                   362,374            305,530

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      160,354            103,510

CASH AND CASH EQUIVALENTS:

     At beginning of period              439,781            335,279
                                       ---------          ---------
     At end of period                  $ 600,135          $ 438,789
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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2005, 2004 and 2003. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.The Partnership is required by the agreements to pay Dahn a management fee equal to 6% of gross revenue from operations, de-fined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

The accompanying financial information is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

The total property cost and accumulated depreciation are as follows:

                                                March 31,    December 31,
                                                   2006          2005

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,576,518      6,576,518
        Rental trucks
         under captial leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,634,150      8,634,150
        Less: Accumulated Depreciation        ( 5,177,988)    (5,098,292)
                                             ------------   ------------
        Property - Net                       $  3,456,162   $  3,535,858
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2006 and 2005, total revenues increased 2.6% from $580,855 to $595,706, total expenses increased 3.9% from $368,550 to $382,955 and other income increased from $82 to $83. As a result, net income increased 0.2% to $212,834 for the three-month period ended March 31, 2006, from $212,387 for the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 80.4% for the three month period ended March 31, 2006 as compared to 82.5% for the same period in 2005. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $17,900 (5.8%) primarily as a result of increases in advertising, maintenance and repair and real estate tax expenses, partially offset by a decrease in office supplies expense. General and administrative expenses decreased approx-imately $3,500 (5.9%) primarily as a result of decreases in legal and pro-fessional and equipment and computer lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2006                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 12, 2006                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  May 12, 2006




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


    Date:  May 12, 2006




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



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






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



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006