Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND XI
filed 2006-08-11
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005



                                          June 30,      December 31,
                                            2006           2005

ASSETS

CASH AND CASH EQUIVALENTS                $  594,986       $  439,781
PROPERTY,NET                              3,364,754        3,535,858

OTHER ASSETS                                 55,460           55,460
                                         ----------       ----------
TOTAL                                    $4,015,200       $4,031,099
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Capital lease obligation                    109,242          124,398
Other liabilities                           202,095          188,509
                                           --------         --------
Total liabilities                           513,357          514,927
                                         ----------       ----------
PARTNERS' EQUITY(DEFICIT):
     General Partners                       (54,648)         (54,505)
     Limited Partners                     3,556,491        3,570,677
                                         ----------       ----------
  Total partners' equity                  3,501,843        3,516,172
                                         ----------       ----------
TOTAL                                    $4,015,200       $4,031,099
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                         June 30,          June 30,
                                           2006              2005
REVENUES:

Rental Income                            $  606,671        $  604,656
                                         ----------        ----------
EXPENSES:

Operating                                   359,797           356,979
General and administrative                   70,079            62,392
                                         ----------        ----------
     Total expenses                         429,876           419,371

OPERATING INCOME                            176,795           185,285

OTHER INCOME
     Interest                                    82                82
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  176,877           185,367

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  176,877        $  185,367
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  176,108        $  183,513
    General partners                          1,769             1,854
                                         ----------        ----------
TOTAL                                    $  177,877        $  185,367
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     8.81        $     9.18
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005

                                           June 30,         June 30,
                                            2006              2005

REVENUES:
 Rental income                           $1,202,377       $1,185,511
                                         ----------       ----------
EXPENSES:
 Operating                                  686,494          665,753
 General and administrative                 126,337          122,168
                                         ----------       ----------
Total expenses                              812,831          787,921

OPERATING INCOME                            389,546          397,590

OTHER INCOME
 Interest                                       165              164
                                         ----------       ----------
INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    389,711          397,754

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE                  0                0
                                         ----------       ----------
NET INCOME                               $  389,711       $  397,754
                                         ==========       ==========
AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                           385,814          393,776
 General Partners                             3,897            3,978
                                         ----------       ----------
TOTAL                                    $  389,711       $  397,754
                                         ==========       ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $19.29           $19.69
                                             ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).





STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($54,505)     $3,570,677   $3,516,172

NET INCOME                               3,897         385,814      389,711
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2006              ($54,648)     $3,556,491   $3,501,843
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005



                                      June 30,           June 30,
                                        2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 389,711          $ 397,754

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        179,705            173,405

     Changes in assets and
      	liabilities:
     Increase(decrease) in liabilities    13,586           (36,907)
                                       ---------          ---------
Net cash provided by
  operating activities                   583,002            534,252

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                (8,601)                 0
                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)
     Payments on capital
      lease obligations                  (15,156)                 0
                                       ---------          ---------
Net cash provided by
  financing activities                  (419,196)          (404,040)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      155,205            130,212

CASH AND CASH EQUIVALENTS:

     At beginning of period              439,781            335,279
                                       ---------          ---------
     At end of period                  $ 594,986          $ 465,491
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:


                                                 June 30,    December 31,
                                                   2006          2005

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,585,119      6,576,518
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,642,751      8,634,150
        Less: Accumulated Depreciation        ( 5,277,997)    (5,098,292)
                                             ------------   ------------
        Property - Net                       $  3,364,754   $  3,535,858
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2006 and 2005, total revenues increased 0.3% from $604,656 to $606,671 and total expenses increased 2.5% from $419,371 to $429,876 and other income remained constant at $82. As a result, net income decreased 4.6% from $185,367 for the three-month period ended June 30, 2005, to $176,877 for the same period in 2006. Rental revenue remained constant as a decrease in occupancy rates was offset by higher unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 83.7% for the three-month period ended June 30, 2006 as compared to 86.7% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant, as increases in advertising, legal, purchase of locks and packing materials and real estate tax expenses, was offset by a decrease in maintenance and repair and salaries and wages expenses. General and administrative expenses in-creased approximately $7,700 (12.3%) primarily due to an increase in legal and professional expense and state tax payments.

For the six-month periods ended June 30, 2006 and 2005, total revenues increased 1.4% from $1,185,511 to $1,202,377 and total expenses increased 3.2% from $787,921 to $812,831 and other income increased from $164 to $165. As a result, net income decreased 2.0% from $397,754 for the six-month period ended June 30, 2005, to $389,711 for the same period in 2006. Rental revenue increased as a result of higher unit rental rates. Operating expenses in-creased approximately $20,700 (3.1%) primarily as a result of increases in advertising, legal, real estate tax and depreciation expense, was partially offset by decreases in purchase of locks and packing materials, maintenance and repair and salaries and wages expenses. General and administrative ex-penses increased approximately $4,200 (3.4%) primarily as a result of in-creases in legal and professional expense and state tax payments, partially offset by a decrease in equipment and computer lease expense.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2006                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2006                DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  July 31, 2006




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


    Date:  July 31, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006