Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND XI
filed 2006-11-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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


BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2006



                                        September 30,   December 31,
                                            2006           2005

ASSETS

CASH AND CASH EQUIVALENTS                $  548,346       $  439,781
PROPERTY,NET                              3,266,302        3,535,858

OTHER ASSETS                                 55,960           55,460
                                         ----------       ----------
TOTAL                                    $3,870,608       $4,031,099
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Capital lease obligation                    101,490          124,398
Other liabilities                           196,849          188,509
                                           --------         --------
Total liabilities                           500,359          514,927
                                         ----------       ----------
PARTNERS' EQUITY(DEFICIT):
     General Partners                       (55,964)         (54,505)
     Limited Partners                     3,426,213        3,570,677
                                         ----------       ----------
  Total partners' equity                  3,370,249        3,516,172
                                         ----------       ----------
TOTAL                                    $3,870,608       $4,031,099
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                      September 30,     September 30,
                                           2006              2005
REVENUES:

Rental Income                            $  618,190        $  606,234
                                         ----------        ----------
EXPENSES:

Operating                                   394,955           328,038
General and administrative                   29,689            33,733
                                         ----------        ----------
     Total expenses                         424,644           361,771

OPERATING INCOME                            193,546           244,463

OTHER INCOME
     Interest                                    84                84
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  193,630           244,547

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE              (123,204)         (136,654)
                                         ----------        ----------
NET INCOME                               $   70,426        $  107,893
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   69,722        $  106,814
    General partners                            704             1,079
                                         ----------        ----------
TOTAL                                    $   70,426        $  107,893
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     3.49        $     5.34
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                       September 30,     September 30,
                                            2006              2005

REVENUES:
 Rental income                           $1,820,567       $1,791,745
                                         ----------       ----------
EXPENSES:
 Operating                                1,081,449          993,791
 General and administrative                 156,026          155,901
                                         ----------       ----------
Total expenses                            1,237,475        1,149,692
                                         ----------       ----------
OPERATING INCOME                            583,092          642,053

OTHER INCOME
 Interest                                       249              248
                                         ----------       ----------
INCOME BEFORE MINORITY INTEREST
    IN INCOME OF REAL
    ESTATE JOINT VENTURE                    583,341          642,301

MINORITY INTEREST IN INCOME
    OF REAL ESTATE JOINT VENTURE           (123,204)        (136,654)
                                         ----------       ----------
NET INCOME                               $  460,137       $  505,647
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:

 Limited Partners                        $  455,536       $  500,591
 General Partners                             4,601            5,056
                                         ----------       ----------
TOTAL                                    $  460,137       $  505,647
                                         ==========       ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $22.78           $25.03
                                             ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               20,000           20,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).





STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($54,505)     $3,570,677   $3,516,172

NET INCOME                               4,601         455,536      460,137
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006         ($55,964)     $3,426,213   $3,370,249
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



                                   September 30,       September 30,
                                        2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 460,137          $ 505,647

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        269,556            260,108

     Minority interests
     in income of real
     estate joint ventures               123,204            136,654

     Changes in assets and
      	liabilities:
     Increase in other assets               (500)                0
     Increase(decrease)in
      other liabilities                    8,340            (52,966)
                                       ---------          ---------
Net cash provided by
  operating activities                   860,737            849,443

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners          (606,060)          (606,060)

     Distributions paid to
      minority interests in
      real estate joint ventures        (123,204)          (136,654)

     Payments on capital
      lease obligations                  (22,908)
                                       ---------          ---------

     Net cash used
     in financing activities            (752,172)          (742,714)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      108,565            106,729

CASH AND CASH EQUIVALENTS:

     At beginning of period              439,781            335,279
                                       ---------          ---------
     At end of period                  $ 548,346          $ 442,008
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:


                                             September 30,    December 31,
                                                   2006          2005

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,576,518      6,576,518
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,634,150      8,634,150
        Less: Accumulated Depreciation        ( 5,367,848)    (5,098,292)
                                             ------------   ------------
        Property - Net                       $  3,266,302   $  3,535,858
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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2006 and 2005, total revenues increased 2.0% from $606,234 to $618,190 and total expenses increased 17.4% from $361,771 to $424,644 and other income remained constant at $84. Minority interest in income of real estate joint ventures decreased 9.8% from $136,654 to $123,204. As a result, net income decreased 34.7% from $107,893 for the three-month period ended September 30, 2005, to $70,426 for the same period in 2006. Rental revenue increased as a result of higher unit rental rates partially offset by lower occupancy rates. Occupancy levels for the Partner-ship's four mini-storage facilities averaged 84.0% for the three-month period ended September 30, 2006 as compared to 86.1% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $66,900 (20.4%) primarily as a result of increases in advertis-ing, legal, maintenance and repair, real estate tax, salaries and wages and depreciation expenses. General and administrative expenses decreased approx-imately $4,000 (12.0%) primarily due to relatively insignificate fluctuations in various expense accounts.

For the nine-month periods ended September 30, 2006 and 2005, total revenues increased 1.6% from $1,791,745 to $1,820,567 and total expenses increased 7.6% from $1,149,692 to $1,237,475 and other income increased from $248 to $249. Minority interest in income of real estate joint ventures decreased 9.8% from $136,654 to $123,204. As a result, net income deceased 9.0% from $505,647 for the nine-month period ended September 30, 2005, to $460,137 for the same period in 2006. Rental revenue increased as discussed above. Operating expenses increased approximately $87,700 (8.8%) primarily as increases in advertising, legal, maintenance and repair, real estate tax and depreciation expenses, was partially offset by decreases in purchase of locks and packing materials, office supplies and medical insurance expenses. General and admin-istrative expenses remained constant.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2006.

          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2006             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2006             DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2006




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


    Date:  October 31, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006