Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND XI
filed 2007-03-30
CIK 844048

DSI REALTY INCOME FUND XI

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to _____________.

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



		       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, as amended, previously filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, incorporated by reference to Form 10-K, Part III.

Item 13.  Registrant's  financial  statements for its fiscal year ended December
     31,  2006,   together  with  report  of  independent  public   accountants,
     incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2006 and 2005 were as follows:

Location of Property       Average Occupancy          Average Occupancy
                               for the                  Level for the
                              Year Ended                 Year Ended
                             Dec. 31, 2006              Dec. 31, 2005

Whittier, CA(1)                 89%                        89%

Bloomingdale, IL(2)             85%                        86%

Edgewater, NJ(3)                79%                        84%

Sterling Heights, MI(4)         75%                        78%



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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS.

     Registrant, a publicly-held limited partnership, had approximately 524 Limited Partners at December 31, 2006. The Registrant completed its public offering of limited partnership Units. There is no public market for the resale of these Units.

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006 and $10.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $14.37 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004. It is Registrant's expectations that distributions will continue to be paid in the future.



Item 6.  SELECTED FINANCIAL DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)
----------------------------------------------

SELECTED FINANCIAL DATA
FOR THE FIVE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------
                     2006        2005        2004        2003       2002
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,500,107  $2,399,809   $2,269,596   $2,335,866   $2,334,725

TOTAL
EXPENSES          1,583,308   1,633,391    1,438,441    1,444,226    1,453,731

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (175,650)   (180,154)    (188,904)    (204,804)   (190,054)
                   ---------   ---------    ---------   ---------    ---------

NET INCOME        $ 741,149    $ 586,264    $ 642,251    $ 686,836   $ 690,940
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $3,845,928   $4,031,099   $4,292,224   $4,676,176  $5,091,587
                 ==========   ==========   ==========   ==========  ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,173,269   $1,181,906   $1,184,400   $1,254,113  $1,262,126
INVESTING           (21,835)      (9,680)     (16,112)        -        (17,459)
FINANCING        (1,115,510)  (1,067,724)  (1,360,518)  (1,323,888) (1,099,145)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  36.69    $  29.02    $  31.79    $  34.00    $  34.20
                   ========    ========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  45.00    $  42.50    $  57.50    $  55.39    $  45.00
                   ========    ========    ========    ========    ========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	       CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies- Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an oper-ating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership's four mini-storage facilities at December 31, 2006, were: Whittier 89%, Edgewater Park 84%, Bloomingdale 86% and Sterling Heights 78%.


                     RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Total revenues increased from $2,399,478 in 2005 to $2,448,474 in 2006, total expenses decreased from $1,633,391 to $1,583,308, other income increased from $331 to $51,633 and minority interest in real estate joint ventures decreased from $180,154 to $175,650. As a result, net income increased from $586,264 to $741,149. The increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's four mini-storage facil-ities averaged 81.8% for the year ended December 31, 2006, compared to 84.2% for the year ended December 31, 2005. Other income includes a gain on property damage in the amount of $51,301. This amount represents the difference between insurance proceeds received versus the net book value of the facilities' office and part of the managers' apartment destroyed due to a traffic accident. Operating expenses remained constant primarily as a result of decreases in advertising and purchase of locks and packing materials expenses offset by increases in repairs and maintenance and real estate tax expenses. General and administrative expenses decreased approximately $16,600 (7.2%) primarily as a result of decreases in legal and professional and office supplies and printing expenses. Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distri-butions to limited partners. Property management fees, which are computed as a percentage of rental revenues, increased as a result of the increase in rental revenue.


2005 COMPARED TO 2004

Total revenues increased from $2,269,266 in 2004 to $2,399,478 in 2005, total expenses increased from $1,438,441 to $1,633,391, other income increased from $330 to $331 and minority interest in real estate joint ventures decreased from $188,904 to $180,154. As a result, net income decreased from $642,251 to $586,264. The approximate $130,200 (5.7%) increase in rental revenues can be attributed primarily to higher occupancy and unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 84.2% for the year ended December 31, 2005, compared to 83.0% for the year ended December 31, 2004. Operating expenses increased approximately $125,800 (19.4%) primarily as a result of increases in advertising, repairs and maintenance, purchase of locks and packing materials, real estate tax, salaries and wages and truck insurance and maintenance expenses. General and administrative expenses increased approximately $38,000 (19.7%) primarily as a result of in-creases in legal and professional, equipment and computer lease and office supplies and printing expenses. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are computed as a percentage of rental revenue, increased as a result of the in-crease in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $8,600
(0.7%) in 2006 compared to 2005 primarily as a result of the decrease in net income before depreciation and minority interest in real estate joint ventures, partially offset by an increase in customer deposits and other liabilities. Net cash provided by operating activities decreased approximately $2,500 (0.2%) in 2005 compared to 2004, primarily as a result of the decrease in net income.

Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini storage
facilities in 2006, 2005 and 2004.   The Partnership has no material commit-
ments for capital expenditures.

Cash used in financing activities consisted of cash distributions to partners and the minority interest in the real estate joint ventures in 2006, 2005 and 2004, as well as payments on capital lease obligations starting in 2004. In December 2006, 2005 and 2004, the General Partners declared and paid a special distribution equal to 1.0%, 0.5%, and 3.5%, respectively.


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


                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:


                                       2006 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $595,706    $606,671    $618,190        $627,907

Income before minority
  interest in
  joint venture           212,834     176,877     193,630         333,458


Net income                212,834     176,877      70,426         281,012

Net income per
  limited partnership
  unit                   $  10.54    $   8.76    $   3.49        $  13.91

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000




                                       2005 QUARTER ENDED
                                       ------------------
                         March 31    June 30    September 30    December 31
                         --------    -------    ------------    -----------

Total revenues           $580,855    $604,656    $606,234        $607,733

Income before minority
  interest in
  joint venture           212,387     185,367     244,547         124,117


Net income                212,387     185,367     107,893          80,617

Net income per
  limited partnership
  unit                   $  10.51    $   9.18    $   5.34        $   3.99

Weighted average
  number of limited
  partnership units
  outstanding              20,000      20,000      20,000          20,000





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

Item 9b. OTHER INFORMATION

     None.


				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
		  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2006, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  MANAGEMENT REMUNERATION AND TRANSITIONS

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		  MANAGEMENT

     As of the December 31, 2006, no person of record owns more than 5% of the limited partnership units of the Registrant, nor was any person known by the Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of
Part III is contained in the Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in the Registrant's Financial Statements and Financial Statement Schedule for it fiscal year ended December 31, 2006, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2006 were $31,240 and for 2005 were $29,640.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2006 were $18,550 and 2005 were $15,250. Most of the fees related to preparation of the Partner-ship's tax returns.


				     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		  ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements for its fiscal year ended December 31, 2006, together with the reports of its independent auditors, Deloitte, & Touche LLP.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's Letter to Limited Partners regarding the Annual Report for its fiscal year ended December 31, 2006.

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

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 30, 2007
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By_______________________________  Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

		  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_______________________________  Dated:  March 30, 2007
  ROBERT J. CONWAY (President,
  Chief Executive Officer, Chief
  Financial Officer and Director)



By______________________________    Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)



			    DSI REALTY INCOME FUND XI

			      CROSS REFERENCE SHEET

			FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



				    EXHIBIT l
DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FOR THE FIVE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------
                     2006        2005        2004        2003       2002
                     ----        ----        ----        ----       ----

TOTAL REVENUES
AND OTHER
INCOME           $2,500,107  $2,399,809   $2,269,596   $2,335,866   $2,334,725

TOTAL
EXPENSES          1,583,308   1,633,391    1,438,441    1,444,226    1,453,731

MINORITY INTEREST
IN INCOME OF
REAL ESTATE JOINT
VENTURE            (175,650)   (180,154)    (188,904)    (204,804)   (190,054)
                   ---------   ---------    ---------   ---------    ---------

NET INCOME        $ 741,149    $ 586,264    $ 642,251    $ 686,836   $ 690,940
                  =========    =========    =========    =========   =========

TOTAL ASSETS     $3,845,928   $4,031,099   $4,292,224   $4,676,176  $5,091,587
                 ==========   ==========   ==========   ==========  ==========

CASH FLOWS FROM (USED IN):
OPERATING        $1,173,269   $1,181,906   $1,184,400   $1,254,113  $1,262,126
INVESTING           (21,835)      (9,680)     (16,112)        -        (17,459)
FINANCING        (1,115,510)  (1,067,724)  (1,360,518)  (1,323,888) (1,099,145)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT               $  36.69    $  29.02    $  31.79    $  34.00    $  34.20
                   ========    ========    ========    ========    ========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT               $  45.00    $  42.50    $  57.50    $  55.39    $  45.00
                   ========    ========    ========    ========    ========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2006:

                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   725,753    $ 3,386,912
Excess book depreciation                                 145,953      2,049,347
State taxes                                                             (12,980)
Accrued incentive management fee                                        443,214
Property acquisition costs                                            1,033,227
Deferred rental revenues                                  (9,177)        59,818
Accrued expenses                                         (13,400)        17,600
Fixed asset adjustment                                   (82,069)      (143,735)
Excess book distributions                                               186,479
Tax expense adjustment                                    15,396
Bad debt allowance                                        25,564         25,564
Miscellaneous expense                                     (2,865)        (2,863)
Real estate taxes                                         11,257         11,257
                                                     -----------    -----------
Per Partnership income tax return                    $   816,412    $ 7,053,840
                                                     ===========    ===========

Net taxable income per
 limited partnership unit                            $     25.43
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


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                              									    Page


                                                                           PAGE
FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                 F-1


    Consolidated Balance Sheets as of December 31, 2006 and 2005            F-2

    Consolidated Statements of Income for Each of the Three
        Years Ended December 31, 2006                                       F-3

    Consolidated Statements of Changes in Partners' Equity(Deficit)
        for Each of the Three Years Ended December 31, 2006                 F-4

    Consolidated Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                             F-5

    Notes to Consolidated Financial Statements as of December 31, 2006
        and 2005, and for Each of the Three Years
        Ended December 31, 2006                                             F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation
        as of December 31, 2006                                            F-10


NOTE:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Real Estate Limited Partnership and subsidiary (the "Partnership") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item
15. These financial statements and the supplemental schedule are the respons-ibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and supplemental schedule based on our audits.

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

In our opinion, such consoldiated financial statements present fairly, in all material respects, the financial position of the partnership at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche
Los Angeles, California

March 30, 2007



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
-------------------------------------------------------------------------------

ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                           $   475,705      $   439,781

PROPERTY, net (Note 3)                                3,248,480        3,535,858

OTHER ASSETS                                            121,743           55,460
                                                    -----------      -----------
TOTAL                                               $ 3,845,928      $ 4,031,099
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   202,020      $  202,020
Property management
fees payable (Note 6)                                    12,224          12,694
Customer Deposits and other liabilities                 189,825         175,815
Capital lease obligations (Notes 3 and 6)                93,630         124,398
                                                    -----------      ----------
Total liabilities                                       497,699         514,927
                                                    -----------      ----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (56,185)        (54,505)
Limited partners (20,000 limited
partnership units outstanding
at December 31, 2006 and 2005)                        3,404,414       3,570,677
                                                   ------------     -----------
Total partners' equity                                3,348,229       3,516,172
                                                   ------------     -----------
TOTAL                                               $ 3,845,928     $ 4,031,099
                                                   ============     ===========

See notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                              2006         2005         2004

REVENUES:
Rental                                      $2,448,474  $2,399,478  $2,269,266
                                            ----------  ----------  ----------
EXPENSES:
 Depreciation                                  360,514     398,597     355,397
 Operating                                     776,703     775,400     649,620
 Interest                                        5,232       7,016        -
 General and administrative                    214,513     231,134     193,171
 General partners' incentive
  management fee (Note 4)                       81,819      77,273     104,546
Property management fee (Note 6)               144,527     143,971     135,707
                                            ----------  ----------  ----------
Total expenses                               1,583,308   1,633,391   1,438,441
                                            ----------  ----------  ----------
OPERATING INCOME                               865,166     766,087     830,825
                                            ----------  ----------  ----------
OTHER INCOME -
Interest income                                    332         331         330

Gain on property damage                         51,301        -           -
                                            ----------  ----------  ----------
  Total other income                            51,633         331         330
                                            ----------  ----------  ----------

INCOME BEFORE MINORITY INTERESTS
IN INCOME OF REAL ESTATE
JOINT VENTURES                                 916,799     766,418     831,155

MINORITY INTERESTS IN INCOME OF
REAL ESTATE JOINT VENTURES                    (175,650)  (180,154)    (188,904)
                                            ----------  ----------  ----------
NET INCOME                                  $  741,149  $  586,264  $  642,251
                                            ==========  ==========  ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                            $    7,411  $    5,863  $    6,423
Limited partners                               733,738     580,401     635,828
                                            ----------  ----------  ----------
TOTAL                                       $  741,149  $  586,264  $  642,251
                                            ==========  ==========  ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    36.39  $    29.02  $    31.79
                                            ==========  ==========  ==========

See notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                          General       Limited
                                         Partners       Partners         Total


 BALANCE, JANUARY 1, 2004              $(46,589)     $4,354,446      $4,307,857

 Net income                               6,423         635,828         642,251

 Distributions                          (11,616)     (1,149,998)     (1,161,614)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2004             (51,782)      3,840,276       3,788,494

 Net income                               5,863         580,401         586,264

 Distributions                           (8,586)       (850,000)       (858,586)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2005             (54,505)      3,570,677       3,516,172

 Net income                               7,411         733,738         741,149

 Distributions                           (9,091)       (900,001)       (909,092)
                                       --------      ----------     -----------
 BALANCE, DECEMBER 31, 2006            $(56,185)     $3,404,414     $ 3,348,229
                                       ========     ===========     ===========



See notes to consolidated financial statements.



DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                             2006          2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   741,149   $   586,264   $   642,251
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              360,514       398,597       355,397
  Minority interests in income
  of real estate joint ventures             175,650       180,154       188,904
  Gain on property damage                   (51,301)         -             -
  Changes in assets and liabilities:
   Other assets                             (66,283)                     (7,471)
   Property management fees payable            (470)        1,779          (442)
   Customer deposits
   and other liabilities                     14,010        15,112         5,761
                                         ----------   -----------    ----------
  Net cash provided by operating
  activities                              1,173,269     1,181,906     1,184,400
                                         ----------   -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property                      (78,626)       (9,680)      (16,112)

 Insurance proceeds from
 property damage                             56,791          -             -
                                        -----------   -----------    -----------
 Net cash used in investing activities      (21,835)       (9,680)      (16,112)
                                        -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                  (909,092)     (858,586)   (1,161,614)
Distributions paid to minority inter-
ests in real estate joint ventures         (175,650)     (180,154)     (188,904)
   Captial lease obligations                (30,768)      (28,984)      (10,000)
                                        -----------   -----------    ----------
  Net cash used in
  financing activities                   (1,115,510)   (1,067,724)   (1,360,518)
                                        -----------   -----------    ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                             35,924       104,502      (192,230)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        439,781       335,279       527,509
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   475,705   $   439,781   $   335,279
                                        ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest    $     5,232   $     7,016   $      -
                                        ===========   ===========   ===========

NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Acquisition of trucks utilizing
capital leases                          $      -      $    23,290   $  140,092
                                        ===========   ===========   ===========

Distribution due partners
included in partners' equity            $   202,020   $   202,020   $  202,020
                                        ===========   ===========   ===========


See notes to consolidated financial statements.


DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005,
AND FOR EACH OF THE THREE YEARS
ENDED DECEMBER 31, 2006


1.   GENERAL

     DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway, and Joseph W. Conway) and limited partners owning 20,000 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future.
     The Partnership has a maximum life of 50 years and was formed on December 7, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

     The Joint Venture Partners have made no cash contributions to any of the joint ventures. Rather, each Joint Venture Partner's interest in each respective mini-storage property was obtained in consideration of a reduction in the purchase price of the property by Dahn. The Partnership has control over the business and operations of the mini-storage facilities (see Note 6).

     Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in pro-portion to the ownership percentages as specified above. Cash distri-butions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2006, 2005 and 2004. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

     Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's asset and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2006 is $90,659.

     On February 27, 2003, New Jersey adopted new regulations effective retro-actively to January 1, 2002 that impose a filing fee of $150 per each New Jersey resident partner and a filing fee of $150 multiplied by the corpor-ate allocation factor of the Partnership for each non resident partner.
     As a result, the Partnership recorded $29,224 and $20,697 in partnership filing fees during the years ended December 31, 2006 and 2005, respectively which are included in general and administrative expenses.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impair-ment loss to the extent that the carrying value exceeded the fair value of the property. No impairment losses were required in 2006, 2005 or 2004.

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

     Recent Accounting Pronouncement - In September 2006, the financial Account-ing Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands dis-closures about fair value measurements. The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Partnership's results of operations or financial condition.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31, 2006 and 2005, is as follows:

                                                  2006                2005

       Land                                   $ 1,894,250        $ 1,894,250
       Buildings and improvements               6,622,462          6,576,518
       Rental trucks under capital leases         163,382            163,382
                                              -----------        -----------
       Total                                    8,680,094          8,634,150
       Less accumulated depreciation            5,431,614          5,098,292
                                              -----------         ----------
       Property - net                         $ 3,248,480        $ 3,535,858
                                              ===========        ===========

     Depreciation expense of $40,620 and $40,620 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2009. Future minimum lease payments under these capital leases at December 31, 2006, are summarized as follows:

     2007                                              $58,500
     2008                                               42,000
     2009                                                  500
                                                       -------
     Total future minimum payment obligations          101,000
     Less interest portion                               7,370
                                                       -------
     Present value of net minimum lease payments      $ 93,630
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

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6.   RELATED-PARTY TRANSACTIONS

     The Partnership has entered into management agreements with Dahn to operate their mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management is renewable annually. Dahn earned management fees equal to $144,527, $143,971, and $135,707 for the years ended December 31, 2006, 2005, and 2004, respec-tively. Amounts payable to Dahn at December 31, 2006 and 2005, were $12,224 and $12,694, respectively.

     In 2004, the Partnership entered into truck and van lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck and van lease are 48-month leases with monthly payments in the amount of $750 and $500, respectively (seeNote 3).


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
					   and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Whittier, CA          None    $845,000  $1,969,083   $18,852         $845,000  $1,987,935  $2,832,935 $1,664,784  04/90 03/90 20 Yrs
Edgewater, NJ         None     191,250   2,400,712    49,206          191,250   2,449,918   2,641,168  1,947,022  06/89 09/90 20 Yrs
Bloomingdale, IL      None     442,000   1,579,879    76,982          442,000   1,656,861   2,098,861  1,323,830  07/88 01/91 20 Yrs
Sterling Heights, MI  None     416,000     467,979    59,769          416,000     527,748     943,748    414,738  06/77 07/91 20 Yrs
			      --------  ----------   -------         --------  ----------  ---------- ----------
                            $1,894,250  $6,417,653  $204,809       $1,894,250  $6,622,462 $ 8,516,712 $5,350,374
			    ==========  ==========  ========       ==========  ========== =========== ==========

						     Real Estate     Accumulated
							at Cost     Depreciation

               Balance at January 1, 2004             $ 8,444,976     $4,344,298
                 Additions                                 16,112        355,397
                                                      -----------     ----------
               Balance at December 31, 2004             8,461,088      4,699,695
                 Additions                                  9,680        357,977
                                                      -----------     ----------
               Balance at December 31, 2005             8,470,768      5,057,672
                 Disposals                                (32,682)      (27,192)
                 Additions                                 78,626        319,894
                                                      -----------     ----------
               Balance at December 31, 2006           $ 8,516,712     $5,350,374
						      ===========     ==========

				    EXHIBIT 2
                                 March 30, 2007

		      ANNUAL REPORT TO LIMITED PARTNERS OF

			    DSI REALTY INCOME FUND XI

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of independent registered public accounting firm. The Partnership owns an interest in four mini-storage. Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's four properties for the years ended December 31, 2006 and 2005 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                    Levels for the             Levels for the
                                     Year Ended                 Year Ended
                                    Dec. 31, 2006              Dec. 31, 2005


Whittier, CA(1)                          89%                        89%

Bloomingdale, IL(2)                      85%                        86%

Edgewater, NJ(3)                         79%                        84%

Sterling Heights, MI(4)                  75%                        78%



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

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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


    Date:  March 30, 2007



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


    Date:  March 30, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007