Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND XI
filed 2007-05-15
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

DSI REALTY INCOME FUND XI
(A Limited Partnership)


BALANCE SHEETS (UNAUDITED)
MARCH 31, 2007 AND DECEMBER 31, 2006



                                          March 31,     December 31,
                                            2007           2006

ASSETS

CASH AND CASH EQUIVALENTS                $  592,528       $  475,705
PROPERTY,NET                              3,158,355        3,248,480

OTHER ASSETS                                121,743          121,743
                                         ----------       ----------
TOTAL                                    $3,872,626       $3,845,928
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Incentive management fee
 payable to general partners                 18,182             -
Property management fee payable              13,058           12,224
Customer deposits and
 other liabilities                          198,864          189,825
Capital lease obligation                     85,645           93,630
                                           --------         --------
Total liabilities                           517,769          497,699
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (56,119)         (56,185)
     Limited Partners (20,000
     limited partnership units
     outstanding at March 31,
     2007 and December 31, 2006)          3,410,976        3,404,414
                                         ----------       ----------
  Total partners' equity                  3,354,857        3,348,229
                                         ----------       ----------
TOTAL                                    $3,872,626       $3,845,928
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                         March 31,         March 31,
                                           2007              2006
REVENUES:

Rental Income                            $  595,816        $  595,706
                                         ----------        ----------
EXPENSES:

Operating                                   324,894           326,697
General and administrative                   64,357            56,258
                                         ----------        ----------
     Total expenses                         389,251           382,955

OPERATING INCOME                            206,565           212,751

OTHER INCOME
     Interest                                    83                83
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  208,648           212,834

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  208,648        $  212,834
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  206,562        $  210,706
    General partners                          2,086             2,128
                                         ----------        ----------
TOTAL                                    $  208,648        $  212,834
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.33        $    10.54
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($56,185)     $3,404,414   $3,348,229

NET INCOME                               2,086         206,562      208,648
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2007             ($56,119)     $3,410,976   $3,354,857
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006



                                      March 31,          March 31,
                                        2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 208,648          $ 212,834
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         90,125             79,696
Changes in assets and liabilities:
     Increase in incentive
     management fees payable
     to general partners                  18,182             18,182
     Increase in property
     management fee payable                  834               (334)
     Increase in customer deposits
     and other liabilities                 9,039             60,996
                                       ---------          ---------
Net cash provided by
  operating activities                   326,828            371,374

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)
     Payment on capital
     lease obligations                    (7,985)            (9,000)
                                       ---------          ---------
Net cash used in
     financing activities               (210,005)          (211,020)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      116,823            160,354

CASH AND CASH EQUIVALENTS:

     At beginning of period              475,705            439,781
                                       ---------          ---------
     At end of period                  $ 592,528          $ 600,135
                                       =========          =========
SUPPLEMENTALDISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $   1,016          $   1,476
                                       =========          =========
NONECASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 202,020          $ 202,020
                                       =========          =========


See accompanying notes to financial statements (unaudited).


DSI REALTY INCOME FUND XI
(A Limited Partnership)

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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

The total property cost and accumulated depreciation are as follows:

                                                March 31,    December 31,
                                                   2006          2005

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,622,462      6,622,462
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,680,094      8,680,094
        Less: Accumulated Depreciation        ( 5,521,739)    (5,431,614)
                                             ------------   ------------
        Property - Net                       $  3,158,355   $  3,248,480
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $36,205 and $35,742, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $13,058 and $12,224, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2007 and 2006, total revenues increased 0.02% from $595,706 to $595,816, total expenses increased 1.6% from $382,955 to $389,251 and other income remained at $83. As a result, net income decreased 2.0% from $212,834 for the three-month period ended March 31, 2006, to $208,648 for the same period in 2007. Rental revenue remained relatively constant. Occupancy levels for the Partnership's four mini-storage facilities averaged 79.0% for the three month period ended
March 31, 2007 as compared to 80.4% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained constant as decreases in advertising, maintenance and repair and salaries and wages expenses was offset by increases in legal, other taxes and licenses and power and sweeping expenses. General and administrative expenses increased approximately $8,100 (14.4%) primarily as a result of increases in legal and professional and administrative fee expenses.

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 15, 2007                 DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund XI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund XI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007