Form 10-Q
period 2007-06-30
DSI REALTY INCOME FUND XI
filed 2007-08-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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


BALANCE SHEETS (UNAUDITED)
JUNE 30, 2007 AND DECEMBER 31, 2006



                                          June 30,      December 31,
                                            2007           2006

ASSETS

CASH AND CASH EQUIVALENTS                $  597,987       $  475,705
PROPERTY,NET                              3,068,227        3,248,480

OTHER ASSETS                                147,866          121,743
                                         ----------       ----------
TOTAL                                    $3,814,080       $3,845,928
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Property management fee payable              12,426           12,224
Customer deposits and
 other liabilities                          193,193          189,825
Capital lease obligation                     79,578           93,630
                                           --------         --------
Total liabilities                           487,217          497,699
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (56,398)         (56,185)
     Limited Partners (20,000
     limited partnership units
     outstanding at June 30,
     2007 and December 31, 2006)          3,383,261        3,404,414
                                         ----------       ----------
  Total partners' equity                  3,326,863        3,348,229
                                         ----------       ----------
TOTAL                                    $3,814,080       $3,845,928
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                         June 30,          June 30,
                                           2007              2006
REVENUES:

Rental Income                            $  582,938        $  606,671
                                         ----------        ----------
EXPENSES:

Operating                                   328,037           359,797
General and administrative                   80,958            70,079
                                         ----------        ----------
     Total expenses                         408,995           429,876

OPERATING INCOME                            173,943           176,795

OTHER INCOME
     Interest                                    83                82
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  174,026           176,877

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  174,026        $  176,877
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  172,286        $  175,108
    General partners                          1,740             1,769
                                         ----------        ----------
TOTAL                                    $  174,026        $  176,877
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     8.61        $     8.76
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                         June 30,          June 30,
                                           2007              2006
REVENUES:

Rental Income                            $1,180,754        $1,202,377
                                         ----------        ----------
EXPENSES:

Operating                                   652,931           686,494
General and administrative                  145,315           126,337
                                         ----------        ----------
     Total expenses                         798,246           812,831

OPERATING INCOME                            382,508           389,546

OTHER INCOME
     Interest                                   166               165
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  382,674           389,711

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  382,674        $  389,711
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  378,847        $  385,814
    General partners                          3,827             3,897
                                         ----------        ----------
TOTAL                                    $  382,674        $  389,711
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    18.94        $    19.29
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($56,185)     $3,404,414   $3,348,229

NET INCOME                               3,827         378,847      382,674
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2007              ($56,398)     $3,383,261   $3,326,863
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006



                                      June 30,           June 30,
                                        2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 382,674          $ 389,711
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                        180,253            179,705
Changes in assets and liabilities:
     Increase in other assets            (26,123)               -
     Increase in incentive
     management fees payable
     to general partners                     -               18,182
     Increase in property
     management fee payable                  202                362
     Increase(decrease) in
     customer deposits
     and other liabilities                 3,368             (4,958)
                                       ---------          ---------
Net cash provided by
  operating activities                   540,374            583,002

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                   -               (8,601)

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)
     Payment on capital
     lease obligations                   (14,052)           (15,156)
                                       ---------          ---------
Net cash used in
     financing activities               (418,092)          (427,797)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      122,282            155,205

CASH AND CASH EQUIVALENTS:

     At beginning of period              475,705            439,781
                                       ---------          ---------
     At end of period                  $ 597,987          $ 594,986
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $   1,699          $   2,844
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 202,020          $ 202,020
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

The total property cost and accumulated depreciation are as follows:

                                                 June 30,    December 31,
                                                   2007          2006

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,622,462      6,622,462
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,680,094      8,680,094
        Less: Accumulated Depreciation        ( 5,611,867)    (5,431,614)
                                             ------------   ------------
        Property - Net                       $  3,068,227   $  3,248,480
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,641 and $36,401, for the three month periods ended June 30, 2007 and 2006, respectively, and $70,845 and $72,143 for the six month periods ended June 30, 2007 and 2006. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $12,426 and $12,224, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2007 and 2006, total revenues decreased 3.9% from $606,671 to $582,938 and total expenses decreased 5.1% from $429,876 to $408,995 and other income increased from $82 to $83. As a result, net income decreased 1.6% from $176,877 for the three-month period ended June 2006, to $174,026 for the same period in 2007. Total revenue decreased as a result of lower rental and sale of locks and packing materials, partially offset by an increase in truck rental income. Occupancy levels for the Partnership's four mini-storage facilities averaged 80.5% for the three-month period ended June 30, 2007 as compared to 83.7% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.
Operating expenses decreased approximately $31,800 (8.8%) primarily as a result of decreases in advertising, legal, purchase of locks and packing materials, other taxes and licenses and security alarm services expenses, partially offset by an increase in salaries and wages expenses. General and administrative expenses increased approximately $10,900 (15.6%) primarily due to increases in administrative and state tax expenses.

For the six-month periods ended June 30, 2007, and 2006, total revenues decreased 1.8% from $1,202,377 to $1,180,754, and total expenses decreased 1.8% from $812,831 to $798,246 and other income increased from $165 to $166. As a result, net income decreased 1.8% from $389,711 for the six-month period ended June 30, 2006, to $382,674 for the same period in 2007.
Revenue decreases were discussed above. Operating expenses decreased approximately $33,600 (4.9%) primarily as a result of decreases in advertising, purchase of locks and packing materials, maintenance and repair and workers' compensation expenses, partially offset by increases in legal, real estate tax and salaries and wages. General and administrative expenses increased approximately $19,000 (15.0%) primarily as a result of increases in administrative and state tax expenses.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007              DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  August 14, 2007              DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund XI;

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


    Date:  August 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund XI;

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


    Date:  August 14, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    August 14, 2007