Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND XI
filed 2007-11-14
CIK 844048

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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


BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006



                                        September 30,    December 31,
                                            2007           2006

ASSETS

CASH AND CASH EQUIVALENTS                $  484,646       $  475,705
PROPERTY,NET                              2,978,099        3,248,480

OTHER ASSETS                                147,866          121,743
                                         ----------       ----------
TOTAL                                    $3,610,611       $3,845,928
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Property management fee payable              11,900           12,224
Customer deposits and
 other liabilities                          130,051          189,825
Capital lease obligation                     66,087           93,630
                                           --------         --------
Total liabilities                           410,058          497,699
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (57,661)         (56,185)
     Limited Partners (20,000
     limited partnership units
     outstanding at September 30,
     2007 and December 31, 2006)          3,258,214        3,404,414
                                         ----------       ----------
  Total partners' equity                  3,200,553        3,348,229
                                         ----------       ----------
TOTAL                                    $3,610,611       $3,845,928
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,     September 30,
                                           2007              2006
REVENUES:

Rental Income                            $  594,817        $  618,190
                                         ----------        ----------
EXPENSES:

Operating                                   364,822           394,955
General and administrative                   30,877            29,689
                                         ----------        ----------
     Total expenses                         395,699           424,644

OPERATING INCOME                            199,118           193,546

OTHER INCOME
     Interest                                    83                84
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  199,201           193,630

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE              (123,491)         (123,204)
                                         ----------        ----------
NET INCOME                               $   75,710        $   70,426
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   74,953        $   69,722
    General partners                            757               704
                                         ----------        ----------
TOTAL                                    $   75,710        $   70,426
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     3.75        $     3.49
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,     September 30,
                                           2007              2006
REVENUES:

Rental Income                            $1,775,571        $1,820,567
                                         ----------        ----------
EXPENSES:

Operating                                 1,017,753         1,081,449
General and administrative                  176,192           156,026
                                         ----------        ----------
     Total expenses                       1,193,945         1,237,475

OPERATING INCOME                            581,626           583,092

OTHER INCOME
     Interest                                   249               249
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  581,875           583,341

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE              (123,491)         (123,204)
                                         ----------        ----------
NET INCOME                               $  458,384        $  460,137
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  453,800        $  455,536
    General partners                          4,584             4,601
                                         ----------        ----------
TOTAL                                    $  458,384        $  460,137
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    22.69        $    22.78
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($56,185)     $3,404,414   $3,348,229

NET INCOME                               4,584         453,800      458,384
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007         ($57,661)     $3,258,214   $3,200,553
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



                                    September 30,      September 30,
                                        2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 458,384          $ 460,137
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                        270,381            269,556
     Minority interests
     in income of real
     estate joint ventures               123,491            123,204

Changes in assets and liabilities:
     Increase in other assets            (26,123)              (500)
     Increase in incentive
     management fees payable
     to general partners                     -               18,182
     Increase in property
     management fee payable                  202                362
     Increase(decrease) in
     customer deposits
     and other liabilities               (60,301)           (10,204)
                                       ---------          ---------
Net cash provided by
  operating activities                   766,034            860,737

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)
     Distributions paid to
      minority interests in
      real estate joint ventures        (123,491)          (123,204)

     Payment on capital
     lease obligations                   (27,542)           (22,908)
                                       ---------          ---------
Net cash used in
     financing activities               (757,093)          (752,172)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                        8,941            108,565

CASH AND CASH EQUIVALENTS:

     At beginning of period              475,705            439,781
                                       ---------          ---------
     At end of period                  $ 484,646          $ 548,346
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $   3,208          $   2,844
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 202,020          $ 202,020
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

The total property cost and accumulated depreciation are as follows:

                                             September 30,   December 31,
                                                   2007          2006

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,622,462      6,622,462
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,680,094      8,680,094
        Less: Accumulated Depreciation        ( 5,701,995)    (5,431,614)
                                             ------------   ------------
        Property - Net                       $  2,978,099   $  3,248,480
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,689 and $37,091, for the three month periods ended September 30, 2007 and 2006, respectively, and $106,534 and $109,234 for the nine month periods ended September 30, 2007 and 2006. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $11,900 and $12,224, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2007 and 2006, total revenues decreased 3.8% from $618,190 to $594,817 and total expenses decreased 6.8% from $424,644 to $395,699 and other income decreased from $84 to $83. Minority interest in income of real estate joint ventures increased 0.2% from $123,204 to $123,491. As a result, net income increased 7.5% from $70,426 for the three-month period ended September 30, 2006, to $75,710 for the same period in 2007. Total revenue decreased as a result of lower rental revenue and sale of locks and packing materials, partially offset by an increase in truck rental income. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 81.0% for the three-month period ended September 30, 2007 as compared to 84.0% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $30,100 (7.6%) primarily as a result of decreases in advertising, legal and maintenance and repair expenses. General and administrative expenses remained constant.

For the nine-month periods ended September 30, 2007, and 2006, total revenues decreased 2.5% from $1,820,567 to $1,775,571 and total expenses decreased
3.5% from $1,237,475 to $1,193,945 and other income remained constant at $249. Minority interest in income of real estate joint ventures increased 0.2% from $123,204 to $123,491. As a result, net income decreased 0.4% from $460,137 for the nine-month period ended September 30, 2006, to $458,384 for the same period in 2007. Revenue decreased as a result of lower rental income and sale of locks and packing materials, partially offset by an increase in truck rental revenue. Operating expenses decreased approximately $63,700 (5.9%) primarily as a result of decreases in advertising, purchase of locks and packing materials, maintenance and repair and workers' compensation expenses, partially offset by increases in real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $20,200 $12.9%) primarily as a result of increases in legal and professional, admin-istrative and state tax expenses.

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

         NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007            DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  November 14, 2007            DSI REALTY INCOME FUND XI
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund XI;

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


    Date:  November 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund XI;

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


    Date:  November 14, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007