Form 10KSB
period 2007-12-31
DSI REALTY INCOME FUND XI
filed 2008-04-15
CIK 844048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2O549

FORM 10-KSB

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File Number 0-18286

DSI REALTY INCOME FUND XI

(Name of small business issuer in its charter)

CALIFORNIA	33-0324161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6700 E. Pacific Coast Highway, Long Beach, California 90803

(Address of principal executive offices)

Issuer’s telephone number (562) 493-8881

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Units of Limited Partnership Interests

(Title of class)

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark, whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The issuer’s revenues for the year ended December 31, 2007 were $2,376,300

The issuer is a limited partnership. All 20,000 limited partnership units originally sold for $500 per unit. There is no trading market for the limited partnership units.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, general conditions in the geographic areas where we operate – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control.

PART I

Item l. Description of Business.

Registrant, DSI Realty Income Fund XI (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated December 7, 1988. The General Partners are DSI Properties, Inc., a California corporation and Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty thousand (20,000) units of limited partnership interests aggregating Ten Million Dollars ($10,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners.

The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2. Description of Property.

Registrant owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness.

			2007			2006
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,241	9.05	80.2	57,633	9.47	84.7
Edgewater Park, NJ	4.12	Oct-89	52,619	9.56	74.5	51,169	11.33	79.0
Sterling Heights, MI	3.76	Jul-91	57,998	7.95	79.5	57,998	7.69	75.1
Whittier, CA	3.92	Mar-90	58,582	15.09	86.8	58,582	14.97	88.5

Item 3. Legal Proceedings.

Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Registrant, a publicly-held limited partnership, sold 20,000 limited partnership units during its offering and as of December 31, 2007 had 519 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

Average cash distributions of $10.63 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2007 and $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

The Partnership holds a 90% interest in a joint venture that owns an operating mini-storage facility in Whittier, California, an 85% interest in an operating mini-storage facility in Edgewater Park, New Jersey, a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois and a 75% interest in an operating facility in Sterling Heights, Michigan. Occupancy levels for the Partnership’s four mini-storage facilities at December 31, 2007, were: Whittier 86%, Edgewater Park 71%, Bloomingdale 81% and Sterling Heights 76%.

RESULTS OF OPERATIONS

2007 COMPARED TO 2006

Total revenues decreased from $2,500,107 in 2006 to $2,376,300 in 2007, total expenses increased from $1,583,308 to $1,688,223, and minority interest in real estate joint ventures decreased from $175,650 to $163,541. As a result, net income decreased from $741,149 to $524,490. The decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 80.3% for the year ended December 31, 2007, compared to 81.8% for the year ended December 31, 2006. Other income includes a gain on property damage in the amount of $51,301. This amount represents the difference between insurance proceeds received versus the net book value of the facilities’ office and part of the managers’ apartment destroyed due to a traffic accident. Operating expenses increased approximately $8,600 (1.1%) primarily as a result of increases in advertising, real estate tax and salaries and wages expenses, partially offset by decreases in purchase of locks and packing materials and workers compensation insurance expenses. General and administrative expenses increased approximately $89,100 (41.5%) primarily as a result of increases in legal and professional, state tax, administrative fee and bank and credit card fee expenses. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.

2006 COMPARED TO 2005

Total revenues increased from $2,399,809 in 2005 to $2,500,107 in 2006, total expenses decreased from $1,633,391 to $1,583,308, and minority interest in real estate joint ventures decreased from $180,154 to $175,650. As a result, net income increased from $586,264 to $741,149. The increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 81.8% for the year ended December 31, 2006, compared to 84.2% for the year ended December 31, 2005. Other income includes a gain on property damage in the amount of $51,301. This amount represents the difference between insurance proceeds received versus the net book value of the facilities’ office and part of the mangers’ apartment destroyed due to a traffic accident. Operating expenses remained constant primarily as a result of decreases in advertising and purchase of locks and packing materials expenses offset by increases in repairs and maintenance and real estate tax expenses. General and administrative expenses decreased approximately $16,600 (7.2%) primarily as a result of decreases in legal and professional and office supplies and printing expenses. Incentive management fees, which are based on distributions paid to limited partners, increased as a result of the increase in distributions to limited partners. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $120,800 (10.3%) in 2007 compared to 2006, primarily as a result of the decrease in net income before depreciation, minority interest in real estate joint ventures, partially offset by an increase in other assets.

Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership’s mini-storage facilities in 2007 and 2006 as well as insurance proceeds in 2006 from damage to the facility property. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners, the minority investor in the Partnership’s real estate joint venture in 2007 and 2006 and payments on capital lease obligations starting in 2004. In December 2007 and 2006, the General Partners declared and paid a special distribution equal to 0.5% and 1.0% of capital contributed by the Limited Partners, respectively.

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

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS,

AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.

The following table summarizes our long-term liabilities, material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

Contractual Obligations	Total	Payments due by period
		Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	-	-	-	-	-
Capital (Finance) Lease	62,260	42,000	20,260	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under the GAAP of the primary financial Statements

	-	-	-	-	-

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2007 was as follows:

	Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	$597,899	$583,021	$594,900	$600,480
Income before interest In joint venture	208,648	174,026	199,201	106,202
Net income	208,648	174,026	75,710	66,106
Net income per limited partnership unit
	$ 10.33	$ 8.61	$ 3.75	$ 3.27
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

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

We might face higher operating expenses as a result of rising costs generally, and in particular as a result of increased costs following a terrorist attack or other catastrophic event. For example, it might cost more in the future for security, property/casualty and liability insurance, and property maintenance. As noted above, when our insurance policies expire, the cost of premiums for comparable coverage might be significantly higher after such an event when it is time to renew our coverage, which could then increase our operating expenses and reduce or profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning and electricity. If operating expenses increase dramatically, the availability of other comparable mini-storage facilities in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions.

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

Our ability to make distributions is subject to various risks. We have been paying quarterly distributions since inception. Our ability to make distributions in the future will depend upon:

- Financial performance of our Properties;

- The absence of significant expenditures relating to environmental and regulatory matters; and

- Our ability to attract and maintain tenants.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse affect on our cash flow and our ability to make distributions.

Changes in the law may adversely affect our cash flow. The Properties are subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Additionally, the cost to comply with any new or different regulation could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change or that newly imposed requirements will not require significant unanticipated expenditures.

Should we incur long-term indebtedness, it will subject us to additional risks. Like other real estate companies, should we incur indebtedness on our properties, we will be subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If such debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions at expected levels or at all. Furthermore, an increase in interest expense could adversely affect our cash flow and ability to make distributions to Limited Partners. If we should not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse affect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability. Our organizational documents do not contain any limitation on our ability to incur debt secured by our Properties. Accordingly, we could place financing on our Properties almost without restriction. If we were to take such action, the debt service could adversely affect our cash flow and ability to make distributions and would include the risk of default on such indebtedness. There are no plans to incur any long-term indebtedness on any of the Partnership's Properties.

Environmental problems at the Properties are possible and may be costly. Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminates. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

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

Americans with Disabilities Act compliance can be costly. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations and commercial facilities, must meet certain Federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons' entrances, which could adversely affect our financial condition, and results of operations. Other Federal, state or local laws may require modifications to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, non-compliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

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

We are dependent upon our key personnel whose continued service is not guaranteed. We are dependent upon our independent property manager for experience in managing mini-storage facilities. While we believe we could find replacements for these key personnel, loss of their services could adversely affect our operations.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Page

Report of Independent Registered Public Accounting Firm 10

Balance Sheet as of December 31, 2007 11

Statements of Income for the Years Ended December 31, 2007 and 2006 12

Statements of Partners' Equity for the Years Ended December 31, 2007 and 2006 14

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 15

Notes to Financial Statements 17

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

DSI Realty Income Fund XI:

We have audited the accompanying balance sheet of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2007 and the related statements of income, partners' equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the supplemental schedule listed in the Index at Item 7. These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

March 14, 2008

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

BALANCE SHEET

December 31, 2007
ASSETS
Cash and cash equivalents	$ 470,456
Property, Net	2,874,304
Other Assets	145,491
TOTAL	$ 3,490,251

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners	$ 202,020
Property management fees payable	11,066
Customer deposits and other liabilities	203,828
Capital lease obligations	59,204
Total liabilities	476,118

PARTNERS' EQUITY
General partners	(59,526)
Limited partners (20,000 limited
partnership units outstanding)	3,073,659
Total partners' equity	3,014,133

TOTAL	$ 3,490,251

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME

	Year ended December 31
	2007	2006
REVENUES:
Self-storage rental Income	$2,222,342	$2,275,450
Ancillary operating revenue	153,622	173,024
Interest and other income	336	51,633
	2,376,300	2,500,107

EXPENSES:
Depreciation	375,358	360,514
Operating	785,307	776,703
General and administrative	303,517	214,513
Interest	5,325	5,232
General partners' incentive management fee	77,274	81,819
Property management fee	141,442	144,527
Total expenses	1,688,223	1,583,308

OPERATING INCOME	688,077	916,799

INCOME BEFORE EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE	688,077	916,799

MINORITY INTEREST IN INCOME OF REAL ESTATE JOINT VENTURE	(163,587)	(175,650)

NET INCOME	$524,490	$741,149

AGGREGATE NET INCOME ALLOCATED TO:

General partners	5,245	7,411
Limited partners	$519,245	$733,738
TOTAL	$524,490	$741,149

Weighted average limited partnership units outstanding	20,000	20,000

NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 25.96	$ 36.69

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY

	General	Limited
	Partners	Partners	Total
BALANCE DECEMBER 31, 2005	$(54,505)	$3,570,677	$3,516,172

Net income allocation	7,411	733,738	741,149

Distributions	(9,091)	(900,001)	(909,092)

BALANCE DECEMBER 31, 2006	$(56,185)	$3,404,414	$3,348,229

Net income allocation	5,245	519,245	524,490

Distributions	(8,586)	(850,000)	(858,586)

BALANCE DECEMBER 31, 2007	$(59,526)	$3,073,659	$3,014,133

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,490	$741,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375,358	360,514
Minority interest in income of real estate joint venture	163,587	175,650
Gain on property damage		(51,301)
Changes in assets and liabilities:
Other assets	(23,748)	(66,283)
Property management fees payable	(1,158)	(470)
Customer deposits and other liabilities	14,003	14,010

Net cash provided by operating activities	1,052,532	1,173,269

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property	(1,182)	(78,626)
Insurance proceeds from property damage		56,791
Net cash used in investing activities	(1,182)	(21,835)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest in real estate joint venture	(163,587)	(175,650)
Distributions to partners	(858,586)	(909,092)
Payments on capital lease obligations	(34,426)	(30,768)
Net cash used in financing activities	(1,056,599)	(1,115,510)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(5,249)	35,924

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	475,705	439,781
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$470,456	$475,705

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION -
Cash paid for interest	$ 5,325	$ 5,232

NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of trucks utilizing capital leases	$ -	$ -

Distribution due partners included in partners' equity	$ 202,020	$ 202,020

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. GENERAL

DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on December 7, 1988, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership owns mini-storage facilities located in Whittier, California; Bloomingdale, Illinois; Edgewater, New Jersey and Sterling Heights, Michigan. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 6).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a six year period. Property under capital leases is amortized over the lesser of the lives of the respective leases or the estimated useful lives of the assets.

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2007 is $108,395.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2007 or 2006.

Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, and customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approximates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

Discontinued Operations - We segregate all of our disposed facilities that have operations that can be distinguished from the rest and will be eliminated from the ongoing operations of the Partnership in a disposal transaction. Discontinued operations, principally consists of the historical operations related to facilities that have been sold.

Recent accounting pronouncements - In February 2007, the FASB issued SFAS 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Partnership is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, MATERIALITY, when evaluating the materiality of misstatements. SAB108 is effective for fiscal years ending after November 15, 2006. The Partnership has implemented SAB 108 in the current fiscal year with no material effect.

3. PROPERTY

As of December, 31 2007:

2007
Land	$1,894,250
Buildings and improvements	6,656,324
Rental trucks under capital leases	163,382
Total	8,713,956

Less accumulated depreciation	(5,839,652)

Property – net	$2,874,304

Depreciation expense of $39,620 and $40,620 were recorded on the rental trucks under capital leases in 2007 and 2006, respectively.

Future minimum lease payments under capital leases at December 31, 2007, are summarized as follows:

2008
Total future minimum payment obligations	62,260
Less interest portion	(3,056)

Present value of net minimum lease payments	$59,204

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

5. BUSINESS SEGMENT INFORMATION

The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate their mini-storage facility. The management provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $141,422 and $144,527 for the years ended December 31, 2007 and 2006, respectively. Amounts payable to Dahn at December 31, 2007 and 2006, were $11,066 and $12,224, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly payments in the amount of $750.

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2007

					Gross Carrying Amount
	Initial Cost				at December 31, 2007
				Costs
	Acqui-		Buildings and	Subse- quent to		Buildings and
Description	sition Date	Land	Improve-ments	Acqui- sition	Land	Improve-ments	Total	Accumulated Depreciation

Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 18,852	$ 845,000	$ 1,987,935	$ 2,832,935	($ 1,766,193)
Bloomingdale, IL	01/91	442,000	1,579,879	78,162	442,000	1,658,041	2,100,041	(1,411,344)
Edgewater, NJ	09/90	191,250	2,400,712	81,888	191,250	2,482,600	2,673,850	(2,102,508)
Sterling Hts., MI	07/91	416,000	467,979	59,769	416,000	527,748	943,748	(438,747)
		$1,894,250	$6,417,653	$238,671	$1,894,250	$6,656,324	$8,550,574	$5,718,792

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Robert J. Conway and Joseph W. Conway. As of December 31, 2007, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation. Messrs. Robert J. and Joseph W. Conway, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

Mr. Robert J. Conway is 74 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc.

Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Mr. Joseph W. Conway is age 79 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Mr. Joseph W. Stok is age 85 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 10. Executive Compensation.

The information required to be furnished in Item 10 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2007.

In addition to such information:

(a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

(b) No standard or other arrangement exists by which directors of the Registrant are compensated;

(c) The Registrant has not granted any option to purchase any of its securities; and

(d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Fund's limited partnership units as of December 31, 2007 of (i) each person known to beneficially own more than 5% of the Fund's limited partnership units(2), (ii) each General Partner of the Fund.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)		Percent of Class
Limited Partnership Interest	Robert J. Conway	405	Direct	2.0%
Limited Partnership Interest	Joseph W. Conway	183	Direct	Less than 1%
	Totals:	588		2.9%

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

(2) As of December 31, 2007, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficiary, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 11 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway's equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2007.

Item 13. Exhibits.

(a) Exhibits

Number Description

13 Annual Report Letter to Limited Partners

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer

32.1 Section 1350 Certification: Principal Executive Officer

32.2 Section 1350 Certification: Principal Financial Officer

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2007 and 2006 were $29,600 and $15,100, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,

a California Limited Partnership

by: DSI Properties, Inc., a

California corporation, as

General Partner

/s/ ROBERT J. CONWAY

By_____________________________

Dated: April 14, 2008

ROBERT J. CONWAY, (President

Chief Executive Officer, Chief

Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: April 14, 2008

JOSEPH W. CONWAY, (Executive

Vice President and Director)

EXHIBIT 13

2007 ANNUAL REPORT LETTER TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2007, and the related statements of income, partners' equity and cash flows for each of the two years in the period ended December 31, 2007 accompanied by a report of Independent Registered Public Accounting firm. The Partnership owns mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average revenue per square foot and occupancy levels for each of the Partnership's properties for the years ended December 31, 2007 and 2006 were as follows:

			2007			2006
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,241	9.05	80.2	57,633	9.47	84.7
Edgewater Park, NJ	4.12	Oct-89	52,619	9.56	74.5	51,169	11.33	79.0
Sterling Heights, MI	3.76	Jul-91	57,998	7.95	79.5	57,998	7.69	75.1
Whittier, CA	3.92	Mar-90	58,582	15.09	86.8	58,582	14.97	88.5

We will keep you informed of the activities of DSI Realty Income Fund XI as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report or Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (SEC), we will forward a copy to you upon request. In addition, these filings can be obtained online via the SEC’s website at www.sec.gov.

Very truly yours,

DSI REALTY INCOME FUND XI

By: DSI Properties, Inc.

/s/ ROBERT J. CONWAY

By_______________________________

ROBERT J. CONWAY, President

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, Robert J. Conway, certify that:

1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund XI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 14, 2008

/s/ ROBERT J. CONWAY

_______________________________

Robert J. Conway

Principal Executive Officer

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Richard P. Conway, certify that:

1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund XI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 14, 2008

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

___________________________________

Robert J. Conway

Principal Executive Officer

April 14, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Principal Financial Officer

April 14, 2008