Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND XI
filed 2008-05-15
CIK 844048

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 33-26038
                        ________

DSI REALTY INCOME FUND XI, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           33-0324161
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

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




                      PART I - FINANCIAL INFORMATION

DSI REALTY INCOME FUND XI
(A Limited Partnership)


BALANCE SHEETS (UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007



                                          March 31,      December 31,
                                            2007           2007

ASSETS

CASH AND CASH EQUIVALENTS                $  482,614       $  470,456
PROPERTY,NET                              2,772,206        2,874,304

OTHER ASSETS                                140,608          145,491
                                         ----------       ----------
TOTAL                                    $3,395,428       $3,490,251
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Incentive management fee                     18,182               -
Property management fee payable              11,814           11,066
Customer deposits and
 other liabilities                          169,004          203,828
Capital lease obligation                     50,014           59,204
                                           --------         --------
Total liabilities                           451,034          476,118
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (60,223)         (59,526)
     Limited Partners (20,000
     limited partnership units
     outstanding at March 31,
     2008 and December 31, 2007)          3,004,617        3,073,659
                                         ----------       ----------
  Total partners' equity                  2,944,394        3,014,133
                                         ----------       ----------
TOTAL                                    $3,395,428       $3,490,251
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                          March 31,         March 31,
                                            2008              2007
REVENUES:

Rental Income                            $  544,538        $  560,461
Ancillary operating revenue                  38,030            37,355
Interest and other income                        83                83
                                         ----------        ----------
 Total revenues                             582,651           597,899


EXPENSES:

Operating                                   385,563           324,894
General and administrative                   64,807            64,357
                                         ----------        ----------
     Total expenses                         450,370           389,251

                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  132,281           208,648

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  132,281        $  208,648
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  130,958        $  206,562
    General partners                          1,323             2,086
                                         ----------        ----------
TOTAL                                    $  132,281        $  208,648
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.55        $    10.33
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======


See accompanying notes to financial statements (unaudited).


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($59,526)     $3,073,659   $3,014,133

NET INCOME                               1,323         130,958      132,281
DISTRIBUTIONS                           (2,020)       (200,000)    (202,020)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2008             ($60,223)     $3,004,617   $2,944,394
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007



                                      March 31,          March 31,
                                        2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 132,281          $ 208,648
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                        102,098             90,125

Changes in assets and liabilities:
     Decrease in other assets              4,883                  0
     Increase in incentive
     management fees payable
     to general partners                  18,182             18,182
     Increase in property
     management fee payable                  748                834
     (Decrease) increase in
     customer deposits
     and other liabilities               (34,824)             9,039
                                       ---------          ---------
Net cash provided by
  operating activities                   223,368            326,828

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (202,020)          (202,020)
     Payment on capital
     lease obligations                    (9,190)            (7,985)
                                       ---------          ---------
Net cash used in
     financing activities               (211,210)          (210,005)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       12,158            116,823

CASH AND CASH EQUIVALENTS:

     At beginning of period              470,456            475,705
                                       ---------          ---------
     At end of period                  $ 482,614          $ 592,528
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $     560          $   1,016
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 202,020          $ 202,020
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

The total property cost and accumulated depreciation are as follows:

                                                March 31,   December 31,
                                                   2008          2007

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,622,462      6,656,324
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,680,094      8,713,956
        Less: Accumulated Depreciation        ( 5,907,888)    (5,839,652)
                                             ------------   ------------
        Property - Net                       $  2,772,206   $  2,874,304
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,618 and $36,204, for the three month periods ended March 31, 2008 and 2007, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $11,814 and $11,066, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2008 and 2007, total revenues decreased 2.6% from $597,899 to $582,651 and total expenses increased 15.7% from $389,251 to $450,370. As a result, net income decreased 36.6% from $208,648 for the three-month period ended March 31, 2007, to $132,281 for the same period in 2008. Rental revenue decreased primarily as a result of lower rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 80.1% for the three month period ended March 31, 2008 as compared to 79.0% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $60,700 (18.7%) primarily as a result of increases in maintenance and repair, salaries and wages and power and sweeping expenses. General and administra-tive expenses remained constant.

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-KSB filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE


Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND XI,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: May 15, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________

	Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008