Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND XI
filed 2008-08-14
CIK 844048

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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




                      PART I - FINANCIAL INFORMATION

DSI REALTY INCOME FUND XI
(A Limited Partnership)


BALANCE SHEETS (UNAUDITED)
June 30, 2008 AND DECEMBER 31, 2007



                                          June 30,       December 31,
                                            2008             2007

ASSETS

CASH AND CASH EQUIVALENTS                $  480,764       $  470,456
PROPERTY,NET                              2,699,822        2,874,304

OTHER ASSETS                                134,912          145,491
                                         ----------       ----------
TOTAL                                    $3,315,498       $3,490,251
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Property management fee payable              11,148           11,066
Customer deposits and
 other liabilities                          183,174          203,828
Capital lease obligation                     41,527           59,204
                                           --------         --------
Total liabilities                           437,869         476,118
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (60,891)         (59,526)
     Limited Partners (20,000
     limited partnership units
     outstanding at June 30,
     2008 and December 31, 2007)          2,938,520        3,073,659
                                         ----------       ----------
  Total partners' equity                  2,877,629        3,014,133
                                         ----------       ----------
TOTAL                                    $3,315,498       $3,490,251
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007


                                           June 30,          June 30,
                                            2008              2007
REVENUES:

Rental Income                            $  540,033        $  544,351
Ancillary operating revenue                  39,541            38,587
Interest and other income                        83                83
                                         ----------        ----------
 Total revenues                             579,657           583,021


EXPENSES:

Operating                                   364,269           328,037
General and administrative                   80,133            80,958
                                         ----------        ----------
     Total expenses                         444,402           408,995
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  135,255           174,026

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  135,255        $  174,026
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  133,902        $  172,286
    General partners                          1,353             1,740
                                         ----------        ----------
TOTAL                                    $  135,255        $  174,026
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.70        $     8.61
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======


See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                           June 30,          June 30,
                                            2008              2007
REVENUES:

Rental Income                            $1,084,571        $1,104,812
Ancillary operating revenue                  77,571            75,942
Interest and other income                       166               166
                                         ----------        ----------
 Total revenues                           1,162,308         1,180,920


EXPENSES:

Operating                                   749,832           652,931
General and administrative                  144,940           145,315
                                         ----------        ----------
     Total expenses                         894,772           798,246
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  267,536           382,674

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0                 0
                                         ----------        ----------
NET INCOME                               $  267,536        $  382,674
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  264,861        $  378,847
    General partners                          2,675             3,827
                                         ----------        ----------
TOTAL                                    $  267,536        $  382,674
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.24        $    18.94
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($59,526)     $3,073,659   $3,014,133

NET INCOME                               2,675         264,861      267,536
DISTRIBUTIONS                           (4,040)       (400,000)    (404,040)
                                      --------      ----------   ----------
BALANCE AT June 30, 2008              ($60,891)     $2,938,520   $2,877,629
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007



                                        June 30,           June 30,
                                         2008                2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 267,536          $ 382,674
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                        174,482            180,253

Changes in assets and liabilities:
     Decrease(Increase) in other assets   10,579            (26,123)
     Increase in property
     management fee payable                   82                202
    (Decrease)increase in
     customer deposits
     and other liabilities               (20,655)             3,368
                                       ---------          ---------
Net cash provided by
  operating activities                   432,024            540,374

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (404,040)          (404,040)
     Payment on capital
     lease obligations                   (17,676)           (14,052)
                                       ---------          ---------
Net cash used in
     financing activities               (421,716)          (418,092)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       10,308            122,282

CASH AND CASH EQUIVALENTS:

     At beginning of period              470,456            475,705
                                       ---------          ---------
     At end of period                  $ 480,764          $ 597,987
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $   2,141          $   1,699
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 404,040          $ 202,020
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

2.   PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.

The total property cost and accumulated depreciation are as follows:

                                                 June 30,    December 31,
                                                   2008          2007

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,656,324      6,656,324
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,713,956      8,713,956
        Less: Accumulated Depreciation        ( 6,014,134)    (5,839,652)
                                             ------------   ------------
        Property - Net                       $  2,699,822   $  2,874,304
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,809 and $34,641 for the three month periods ended June 30, 2008 and 2007, respectively, $69,427 and $70,845 for the six month periods ended June 30, 2008 and 2007, respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $11,147 and $11,066, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2008 and 2007, total revenues decreased 0.6% from $583,021 to $579,657 and total expenses increased 8.7% from $408,995 to $444,402. As a result, net income decreased 22.3% from $174,026 for the three-month period ended June 30, 2007, to $135,255 for the same period in 2008. Total revenue remained constant. Occupancy levels for the Partnership's four mini-storage facilities averaged 81.3% for the three-month period ended June 30, 2008 as compared to 80.5% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenats in its various mini-storage facili-ties. Operating expenses increased approximately $36,200 11.0% primarily as a result of increases in maintenance and repair and salaries and wages expenses, partially offset by a decrease in office supplies expense. General and administrative expenses remained constant.

For the six-month periods ended June 30, 2008, and 2007, total revenues decreased 1.6% from $1,180,920 to $1,162,308 and total expenses increased 12.1% from $798,246 to $894,772. As a result, net income decreased 30.1% from $382,674 for the six-month period ended June 30, 2007, to $267,536 for the same period in 2008. Revenue decreased as a result of lower rental income. Occupancy levels for the Partnership's four mini-storage facili-ties averaged 80.7% for the six-month period ended June 30, 2008 as compared to 79.8% for the same period in 2007. Operating expenses increased approx-imately $96,900 14.8% primarily as a result of increases in advertising, maintenance and repair, salaries and wages and depreciation expenses, partially offset by a decrease in office supplies expense. General and administrative expenses remained constant.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.




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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE


Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND XI,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: August 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
         Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER


    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund XI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund XI;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008