Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND XI
filed 2008-11-14
CIK 844048

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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




                      PART I - FINANCIAL INFORMATION

DSI REALTY INCOME FUND XI
(A Limited Partnership)


BALANCE SHEETS (UNAUDITED)
September 30, 2008 AND DECEMBER 31, 2007



                                        September 30,     December 31,
                                            2008             2007

ASSETS

CASH AND CASH EQUIVALENTS                $  500,090       $  470,456
PROPERTY,NET                              2,634,959        2,874,304

OTHER ASSETS                                152,766          145,491
                                         ----------       ----------
TOTAL                                    $3,287,815       $3,490,251
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Distribution to Partners                   $202,020         $202,020
Property management fee payable              11,177           11,066
Customer deposits and
 other liabilities                          160,847          203,828
Capital lease obligation                     31,487           59,204
                                           --------         --------
Total liabilities                           405,531         476,118
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (60,844)         (59,526)
     Limited Partners (20,000
     limited partnership units
     outstanding at September 30,
     2008 and December 31, 2007)          2,943,128        3,073,659
                                         ----------       ----------
  Total partners' equity                  2,882,284        3,014,133
                                         ----------       ----------
TOTAL                                    $3,287,815       $3,490,251
                                         ==========       ==========

See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,     September 30,
                                            2008              2007
REVENUES:

Rental Income                            $  541,476        $  554,373
Ancillary operating revenue                  47,116            40,444
Interest and other income                        85                83
                                         ----------        ----------
 Total revenues                             588,677           594,900


EXPENSES:

Operating                                   342,844           364,822
General and administrative                   39,158            30,877
                                         ----------        ----------
     Total expenses                         382,002           395,699
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  206,675           199,201

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0          (123,491)
                                         ----------        ----------
NET INCOME                               $  206,675        $   75,710
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  204,608        $   74,953
    General partners                          2,067               757
                                         ----------        ----------
TOTAL                                    $  206,675        $   75,710
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.23        $     3.75
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======


See accompanying notes to financial statements (unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,     September 30,
                                            2008              2007
REVENUES:

Rental Income                            $1,626,047        $1,659,185
Ancillary operating revenue                 124,687           116,386
Interest and other income                       251               249
                                         ----------        ----------
 Total revenues                           1,750,985         1,775,820


EXPENSES:

Operating                                 1,092,676         1,017,753
General and administrative                  184,098           176,192
                                         ----------        ----------
     Total expenses                       1,276,774         1,193,945
                                         ----------        ----------
INCOME BEFORE MINORITY
 INTEREST IN INCOME OF
 REAL ESTATE JOINT VENTURE                  474,211           581,875

MINORITY INTEREST IN INCOME
 OF REAL ESTATE JOINT VENTURE                     0          (123,491)
                                         ----------        ----------
NET INCOME                               $  474,211        $  458,384
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  469,469        $  453,800
    General partners                          4,742             4,584
                                         ----------        ----------
TOTAL                                    $  474,211        $  458,384
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    23.47        $    22.69
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              20,000            20,000
                                             ======            ======


See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($59,526)     $3,073,659   $3,014,133

NET INCOME                               4,742         469,469      474,211
DISTRIBUTIONS                           (6,060)       (600,000)    (606,060)
                                      --------      ----------   ----------
BALANCE AT September 30, 2008         ($60,844)     $2,943,128   $2,882,284
                                      ========      ==========   ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007



                                     September 30,       September 30,
                                         2008                2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 474,211          $ 458,384
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                        245,132            270,381
     Minority interests in
     income of real estate
     joint ventures                          -              123,491

Changes in assets and liabilities
     Increase in other assets             (7,275)           (26,123)
     Increase in property
     management fee payable                  111                202
     Decrease in
     customer deposits
     and other liabilities               (42,980)           (60,301)
                                       ---------          ---------
Net cash provided by
  operating activities                   669,199            766,034

CASH FLOWS FROM INVESTING ACTIVITIES -

     Additions to property                (5,788)               -
                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (606,060)          (606,060)
     Distributions paid to
     minority interests in real
     estate joint ventures                   -             (123,491)
     Payment on capital
     lease obligations                   (27,717)           (27,542)
                                       ---------          ---------
Net cash used in
     financing activities               (633,777)          (757,093)
                                       ---------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       29,634              8,941

CASH AND CASH EQUIVALENTS:

     At beginning of period              470,456            475,705
                                       ---------          ---------
     At end of period                  $ 500,090          $ 484,646
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INORMATION -
   Cash paid for interest              $   2,701          $   3,208
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
   included in partners' equity        $ 202,020         $ 202,020
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

Pursuant to the terms of each joint venture agreement, annual profits
(before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2007, 2006, 2005 and 2004, but had not been met as of September 30, 2008. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

The total property cost and accumulated depreciation are as follows:

                                               September 30,  December 31,
                                                   2008          2007

        Land                                 $  1,894,250   $  1,894,250
        Buildings and improvements              6,662,111      6,656,324
        Rental trucks
         under capital leases                     163,382        163,382
                                             ------------   ------------
        Total                                   8,719,743      8,713,956
        Less: Accumulated Depreciation        ( 6,084,784)    (5,839,652)
                                             ------------   ------------
        Property - Net                       $  2,632,959   $  2,874,304
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,434 and $35,689 for the three month periods ended September 30, 2008 and 2007, respectively, $104,861 and $106,534 for the nine month periods ended September 30, 2008 and 2007, respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $11,177 and $11,066, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2008 and 2007, total revenues decreased 1.1% from $594,900 to $588,677 and total expenses decreased 3.5% from $395,699 to $382,002 and minority interest in income of real estate joint ventures decreased from $123,491 to $0. As a result, net income increased 173% from $75,710 for the three-month period ended September 30, 2007, to $206,675 for the same period in 2008. Minority interest in income of real estate joint ventures decreased as requirements for participation had not been met as of September 30, 2008. Total revenue remained constant. Occupancy levels for the Partnership's four mini-storage facilities averaged 81.4% for the three-month period ended September 30, 2008 as compared to 81.0% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $22,000 or 6.0% primarily as a result of decreases in legal, maintenance and repair and depreciation expenses.
General and administrative expenses increased approximately $8,300 or 26.8% primarily as a result of increases in legal and professional and equipment and computer lease expenses.

For the nine-month periods ended September 30, 2008, and 2007, total revenues decreased 1.4% from $1,775,820 to $1,750,985 and total expenses increased 6.9% from $1,193,945 to $1,276,774 and minority interest of real estate joint ventures decreased from $123,491 to $0. As a result, net income increased 3.5% from $458,384 for the nine-month period ended September 30, 2007, to $474,211 for the same period in 2008. Minority interest in income of real estate joint ventures decreased as requirements for participation had not been met as of September 30, 2008. Revenue decreased as a result of lower unit rental rates. Occupancy levels for the Partnership's four mini-storage facilities averaged 80.9% for the nine-month period ended September 30, 2008 as compared to 80.7% for the same period in 2007. Operating expenses increased approximately $74,900 or 7.4% primarily as a result of increases in advertising, maintenance and repair, real estate tax, salaries and wages and workers compensation expenses, partially offset by a decrease in office supplies and depreciation expenses. General and administrative expenses increased approximately $7,900 or 4.5% pri-marily as a result of increases in legal and professional and equipment and computer lease expenses, partially offset by lower state tax payments.

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


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: November 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
         Dated: November 14, 2008

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



    Date:  November 14, 2008



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



    Date:  November 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       Novembery 14, 2008