Form 10-K
period 2008-12-31
DSI REALTY INCOME FUND XI
filed 2009-04-15
CIK 844048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 2O549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2008

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 0-18286.

DSI REALTY INCOME FUND XI

a California Limited Partnership

California	33-0324161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6700 E. Pacific Coast Hwy., Long Beach, California 90803

(Address of principal executive offices)

Registrant’s telephone number, including area code (562) 493-8881

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

ITEM l. BUSINESS

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

The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years, but it is anticipated that the Partnership will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other limited partnerships sponsored by the General Partners.

The General Partners are vested with authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

Please refer to the discussion appearing elsewhere herein under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis of the results of operations of the Partnership's properties.

The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, the Partnership's business is not affected by the change in seasons.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under “Business” for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information regarding properties owned by the Partnership.

			2008			2007
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,459	10.00	86.1	58,241	9.05	80.2
Edgewater Park, NJ	4.12	Oct-89	54,144	8.31	71.7	52,619	9.56	74.5
Sterling Heights, MI	3.76	Jul-91	57,998	7.60	77.0	57,998	7.95	79.5
Whittier, CA	3.92	Mar-90	58,554	14.63	86.8	58,582	15.09	86.8

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Partnership is a limited partnership and thus has no common stock.  There is no established trading market for limited partnership interests in the Partnership and it is not anticipated that any such public market will develop.
The Limited Partnership Agreement effectively prevents the transfer of Limited Partnership Interests except under very limited circumstances.  In order to transfer a Limited Partnership Interest, a Limited Partner must obtain the consent of the General Partners of the Partnership, which have the absolute right to refuse any request for a transfer. In addition, the proposed transferee must meet all applicable suitability standards and agree to be bound by the Limited Partnership Agreement.

Approximate Number of Security Holders

As of December 31, 2008, there were approximately 514 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $10.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008 and $10.63 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2007. It is the Partnership’s expectation that distributions will continue to be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

Total revenues decreased from $2,376,300 in 2007 to $2,331,094 in 2008, total expenses increased from $1,688,223 to $1,756,703, and minority interest in real estate joint ventures decreased from $163,587 to $157,554. As a result, net income decreased from $524,490 to $416,837. The decrease in rental revenues can be attributed to lower unit rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 80.4% for the year ended December 31, 2008, compared to 80.3% for the year ended December 31, 2007. Operating expenses increased approximately $124,618 (15.9%) primarily as a result of increases in advertising, maintenance and repairs, and salaries and wages expenses. General and administrative expenses decreased approximately $39,892 (13.1%) primarily as a result of decreases in state tax, licensing fee, and administrative fee expenses. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $107,126 (10.2%) in 2008 compared to 2007 primarily due to the decrease in net income for continuing operations before depreciation, an increase in other assets and a decrease in customer deposits and other liabilities.

Cash used in investing activities, includes proceeds from the sale and acquisition of property for the Partnership's mini storage properties in 2008 and 2007. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2008 and 2007 and payments on capital lease obligations. The fund paid no special distribution in 2008, however, a special distribution of 0.5%, of capital contributed by Limited Partners, was declared and paid on December 15, 2007.

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

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS,

AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2008 was as follows:

	2008 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	582,651	579,657	588,677	580,109
Income before interest in
Joint venture	132,281	135,255	206,675	101,180
Net income	132,281	135,255	206,675	(57,374)
Net income per limited partnership unit
	$ 6.55	$ 6.70	$ 10.23	$ (2.85)
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS: Page

Report of Independent Registered Public Accounting Firm F-1

Balance Sheet as of December 31, 2008 and 2007 F-2

Statements of Income for the Years Ended December 31, 2008 and 2007 F-3

Statements of Changes in Partners' Equity (Deficit) for

The Years Ended December 31, 2008 and 2007 F-4

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 F-5

Notes to Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2008 F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

No response required

ITEM 9A (T). CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, and Robert J. Conway and Joseph W. Conway, brothers. The General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 74, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 79, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 85, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2008 or 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2008 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	405 - Direct	2.0
Limited Partnership Interest	Joseph W. Conway	183 - Direct	Less than 1%
Total		588 - Direct	2.9%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2008, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership has no employees and depends on the General Partners and their affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2008 an aggregate of $63,437 was allocated to the General Partners, and during 2007 an aggregate of $59,526 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2008 or 2007, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2008 the Partnership paid the General Partners an incentive management fee of $72,727, and during 2007 the Partnership paid the General Partners an incentive management fee of $77,274.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2008 and 2007 the Partnership paid Dahn management fees of $139,155 and $141,442, respectively. Amounts payable to Dahn at December 31, 2008 and 2007, were $14,318 and $11,066, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2008 were $49,400 and for 2007 were $29,600.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2008 and 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Financial Statements and Supplemental Schedule in Item 7.

(2) Financial Statement Schedules

See Index to Financial Statements and Supplemental Schedule in Item 7.

(3) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: April 15, 2009

ROBERT J. CONWAY, President

(Chief Executive Officer, Chief

Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: April 15, 2009

JOSEPH W. CONWAY, (Executive

Vice President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI,

a California Limited Partnership

by: DSI Properties, Inc., a California corporation, as

General Partner

/s/ ROBERT J. CONWAY

By_____________________________

Dated: April 15, 2009

ROBERT J. CONWAY, President

(Chief Executive Officer, Chief

Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: April 15, 2009

JOSEPH W. CONWAY, (Executive

Vice President and Director)

EXHIBIT 1

ITEM 15(1)

2008 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2008 and 2007 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California

March 31, 2009

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

BALANCE SHEET
DECEMBER 31	2008	2007

ASSETS
Cash and cash equivalents	$ 392,942	$ 470,456
Property, Net (Note 3)	2,517,107	2,874,304
Uncollected rental revenue	92,877	80,243
Prepaid advertising	38,326	37,169
Other assets	28,640	28,079
TOTAL	3,069,892	$ 3,490,251

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners (Note 4)	$ 202,020	$ 202,020
Incentive management fee payable to
general partners (Note 4)	18,182	0
Property management fees payable (Note 6)	14,318	11,066
Customer deposits and other liabilities	79,075	90,437
Deferred income	53,886	51,257
Accrued expenses	62,436	62,134
Capital lease obligations (Note 3)	17,086	59,204
Total liabilities	447,003	476,118

PARTNERS' EQUITY (DEFICIT) (Note 4):
General partners	(63,438)	(59,526)
Limited Partners	2,686,327	3,073,659
Total partners' equity	2,622.889	3,014,133

TOTAL	3,069,892	$ 3,490,251

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
DECEMBER 31	2008	2007
REVENUES:
Self-storage rental income	2,169,088	2,222,342
Ancillary operating revenue	161,671	153,622
Interest and other income	335	336
Total expenses	2,331,094	2,376,300
EXPENSES:
Depreciation	372,370	375,358
Operating	909,925	785,307
General and administrative	263,625	303,517
Interest	(1,099)	5,325
General partners' incentive management fee (Note 4)	72,727	77,274
Property management fee(Note 6)	139,155	141,442
Total expenses	1,756,703	1,688,223

OPERATING INCOME	574,391	688,077
INCOME BEFORE EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE	574,391	688,077
MINORITY INTEREST IN INCOME OF
REAL ESTATE JOINT VENTURE	(157,554)	(163,587)
NET INCOME	416,837	524,490
AGGREGATE NET INCOME ALLOCATED TO (Note 4):
Limited partners	$412,668	519,245
General partners	4,169	5,245
TOTAL	$416,837	$524,490

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 20.63	$ 25.96

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General	Limited
	Partners	Partners	Total
BALANCE DECEMBER 31, 2006	$(56,185)	$3,404,414	$3,348,229
Net income allocation	5,245	519,245	524,490
Distributions	(8,586)	(850,000)	(858,586)
BALANCE DECEMBER 31, 2007	$(59,526)	$3,073,659	$3,014,133
Net income allocation	4,169	412,668	416,837
Distributions	(8,081)	(800,000)	(808,081)
BALANCE DECEMBER 31, 2008	$(63,438)	$2,686,327	$2,622,889

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 416,837	$ 524,490
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	372,370	375,358
Minority interest in income of real estate joint venture	157,554	(163,587)
Changes in assets and liabilities:
Other assets	(14,352)	(23,748)
Incentive management fee payable
to general partners	18,182	0
Property management fees payable	3,252	(1,158)
Customer deposits and other liabilities	(8,431)	14,003
Net cash provided by operating activities	945,412	1,052,532
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property	(15,173)	(1,182)
Net cash used in investing activities	(15,173)	(1,182)
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners	(808,081)	(858,586)
Distributions paid to minority interest in real estate joint venture	(157,554)	(163,587)
Payments on capital
lease obligations	(42,118)	(34,426)
Net cash used in financing activities	(1,007,753)	(1,056,599)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	(77,514)	(5,249)
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR	470,456	475,705
CASH AND CASH EQUIVALENTS,
AT END OF YEAR	392,942	$ 470,456
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION -
Cash paid for interest	(1,099)	$ 5,325
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners included in partners' equity	$ 202,020	$ 202,020

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2008 and 2007. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period. Property under capital leases is amortized over the lesser of the lives of the respective leases or the estimated useful lives of the assets.

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2008 and 2007 is $121,155 and $108,395, respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2008 or 2007.

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

Recent Accounting Pronouncement - In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and has implications for acquisitions that occur prior to this date. The Partnership does not expect the adoption of SFAS No. 141R will have a material, if any, impact on its current financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Partnership does not expect the adoption of SFAS No. 160 will have a material, if any, impact on its financial position, results of operations and cash flows.

3. PROPERTY

The total cost of property and accumulated depreciation is as follows as of December 31:

	2008	2007
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,671,496	6,656,324
Rental trucks under capital leases	163,382	163,382
Total	8,729,128	8,713,956

Less accumulated depreciation	(6,212,021)	(5,839,652)

Property – net	$ 2,517,107	$ 2,874,304

Depreciation expense of $40,863 and $39,620 was recorded on the rental trucks under capital leases in 2008 and 2007.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $139,155 and $141,442 for the years ended December 31, 2008 and 2007, respectively. Amounts payable to Dahn at December 31, 2008 and 2007, were $14,318 and $11,066, respectively.

ITEM 15(2)

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2008

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2008
Description	Acqui-sition Date	Land	Buildings and Improve-ments	Subse-quent to Acqui-sition	Land	Buildings and Improve-ments	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($1,866,862)
Bloomingdale, IL	01/91	442,000	1,579,879	78,162	442,000	1,658,041	2,100,041	($1,492,220)
Edgewater, NJ	09/90	191,250	2,400,712	81,888	191,250	2,482,600	2,673,850	($2,226,217)
Sterling Hts., MI	07/91	416,000	467,979	59,769	416,000	527,748	943,748	($465,000)
		$1,894,250	$6,417,653	$253,844	$1,894,250	$6,671,496	$8,564,816	(6,050,299)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2008 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2008 and 2007, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2008 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2008 and 2007 were as follows:

			2008			2007
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,459	10.00	86.1	58,241	9.05	80.2
Edgewater Park, NJ	4.12	Oct-89	54,144	8.31	71.7	52,619	9.56	74.5
Sterling Heights, MI	3.76	Jul-91	57,998	7.60	77.0	57,998	7.95	79.5
Whittier, CA	3.92	Mar-90	58,554	14.63	86.8	58,582	15.09	86.8

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: April 15, 2009

/s/ ROBERT J. CONWAY _______________________________

Robert J. Conway

President of DSI Properties, Inc., General Partner (chief executive officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: April 15, 2009

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

___________________________________

Robert J. Conway

President of DSI Properties, Inc., General Partner (chief executive officer)

April 15, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

April 15, 2009