Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND XI
filed 2009-05-20
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 33-26038.

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

The issuer is a limited partnership. All 20,000 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 462,559	$ 392,942
Property Net	2,453,405	2,517,107
Uncollected Rental Revenue	35,485	92,877
Prepaid Advertising	28,744	38,326
Other Assets	28,640	28,640
TOTAL	$ 3,008,833	$ 3,069,892
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 202,020	$ 202,020
Incentive Management Fee Liability	18,182	18,182
Property Management Fee Liability	11,033	14,318
Capital Leases	68	17,086
Deferred Income	53,041	53,886
Accrued Expenses	48,600	62,436
Other Liabilities	129,579	79,075
Total Liabilities	462,523	447,003
PARTNERS' EQUITY:
General Partners	(64,204)	(63,438)
Limited Partners	2,610,514	2,686,327
Total Partners' Equity	2,546,310	2,622,889
TOTAL	$ 3,008,833	$ 3,069,892
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 475,140	$ 544,538
Ancillary operating revenue	39,111	38,030
Interest and other income	83	83
TOTAL	$ 514,334	$ 582,651
EXPENSES:
Depreciation	63,702	102,098
Operating	205,559	227,109
General and administrative	65,695	66,802
Interest	1,657	560
General partners' incentive management fee	18,182	18,182
Property management fee	34,098	35,619
TOTAL	388,893	450,370
INCOME BEFORE MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 125,441	$ 132,281
MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ -	$ -
NET INCOME:	$ 125,441	$ 132,281
AGGREGATE INCOME ALLOCATED TO:
General partners	1,254	1,323
Limited partners	124,187	130,958
TOTAL	$ 125,441	$ 132,281
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 6.21	$ 6.55
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2008	$ (63,438)	$ 2,686,327	$ 2,622,889

Net Income Allocation	1,254	124,187	$ 125,441
Distributions	(2,020)	(200,000)	$ (202,020)

BALANCE AT MARCH 31, 2009	$ (64,204)	$ 2,610,514	$ 2,546,310

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 125,441	$ 132,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,702	102,098
Changes in assets and liabilities:
Other assets	66,974	4,883
Incentive management fee payable to General Partners	-	18,182
Property management fees payable	(3,285)	748
Customer deposits and other liabilities	35,823	(34,824)
Net cash provided by operating activities	288,655	223,368
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (202,020)	$ (202,020)
Payments on capital lease obligations	(17,018)	(9,190)
Net cash used in financing activities	(219,038)	(211,210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,617	$ 12,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	392,942	470,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	462,559	482,614
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,657	$ 560
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	202,020	202,020
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009

1. GENERAL

DSI Realty Income Fund XI (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 20,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has entered into four joint venture arrangements with affiliates of Dahn Corporation ("Dahn"). The Partnership and its joint venture partners have acquired mini-storage properties located in Whittier, California; Edgewater, New Jersey; Bloomingdale, Illinois; and Sterling Heights, Michigan. The properties were acquired from Dahn.

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement have been met in prior years but had not been met for the current year as of March 31, 2009. A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of March 31, 2009 no minority interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,671,496	6,671,496
Rental trucks under capital leases	163,382	163,382
Less accumulated depreciation	(6,275,723)	(6,212,021)
Property – net	$ 2,453,405	$ 2,517,107

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash distributions to limited partners in the fund.

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,098 and $35,619, for the three month period ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $11,033 and $14,318, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 11.7% from $582,651 to $514,334, total expenses decreased 13.7% from $450,370 to $388,893, resulting in a decrease in net income of 5.2% from $132,281 for the three-month period ended March 31, 2008, to $125,441 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.1% for the three-month period ended March 31, 2009, compared to 80.1% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $21,550 (9.5%) primarily due to decreases in advertising, real estate tax and salaries and repair and maintenance expense. General and administrative expenses decreased approximately $1,107 (1.7%) primarily as a result of a decrease in legal and professional expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009