Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND XI
filed 2009-08-14
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 404,346	$ 392,942
Property Net	2,389,480	2,517,107
Uncollected Rental Revenue	71,404	92,877
Prepaid Advertising	19,163	38,326
Other Assets	39,011	28,640
TOTAL	$ 2,923,404	$ 3,069,892
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$176,767	$ 202,020
Incentive Management Fee Liability	15,909	18,182
Property Management Fee Liability	10,349	14,318
Capital Leases	0	17,086
Deferred Income	43,159	53,886
Accrued Expenses	20,244	62,436
Other Liabilities	105,379	79,075
Total Liabilities	$ 371,807	$ 447,003
PARTNERS' EQUITY:
General Partners	(64,151)	(63,438)
Limited Partners	2,615,748	2,686,327
Total Partners' Equity	$ 2,551,597	$ 2,622,889
TOTAL	$2,923,404	$ 3,069,892
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
REVENUES:
Self-storage rental income	$ 535,111	$ 540,033
Ancillary operating revenue	34,572	39,541
Interest and other income	83	83
TOTAL	$ 569,766	$ 579,657
EXPENSES:
Depreciation	63,926	72,384
Operating	252,066	246,307
General and administrative	25,627	73,721
Interest	-	-
General partners' incentive management fee	15,909	18,181
Property management fee	29,370	33,809
TOTAL	$ 386,898	$ 444,402
INCOME BEFORE MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	182,868	135,255
MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	-	-
NET INCOME:	$ 182,868	$ 135,255
AGGREGATE INCOME ALLOCATED TO:
General partners	1,829	1,353
Limited partners	181,039	133,902
TOTAL	$ 182,868	$ 135,255
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.05	$ 6.70
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 1,010,251	$ 1,084,571
Ancillary operating revenue	73,683	77,571
Interest and other income	166	166
TOTAL	$ 1,084,100	$ 1,162,308
EXPENSES:
Depreciation	127,627	174,482
Operating	457,626	480,849
General and administrative	91,322	144,940
Interest	1,657	2,141
General partners' incentive management fee	34,091	36,363
Property management fee	63,468	69,427
TOTAL	$ 775,791	$ 894,772
INCOME BEFORE MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	308,309	267,536
MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE:	-	-
NET INCOME:	$ 308,309	$ 267,536
AGGREGATE INCOME ALLOCATED TO:
General partners	3,083	2,675
Limited partners	305,226	264,861
TOTAL	$ 308,309	$ 267,536
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 15.26	$13.24
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total

BALANCE AT JANUARY 1, 2009	$ (63,438)	$ 2,686,327	$ 2,622,889

Net Income Allocation	3,083	305,226	308,309
Distributions	(3,796)	(375,805)	(379,601)

BALANCE AT JUNE 30, 2009	$ (64,151)	$ 2,615,748	$ 2,551,597

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 308,309	$ 267,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,627	174,482
Changes in assets and liabilities:
Other assets	30,265	10,579
Incentive management fee payable to General Partners	(2,273)	-
Property management fees payable	(3,969)	82
Customer deposits and other liabilities	(51,868)	(20,655)
Net cash provided by operating activities	408,091	432,024
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (379,601)	$ (404,040)
Payments on capital lease obligations	(17,086)	(17,676)
Net cash used in financing activities	(396,687)	(421,716)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 11,404	$ 10,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	392,942	470,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 404,346	$ 480,764
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 2,141
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 176,767	$ 202,020
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A minority interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of June 30, 2009, no minority interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,671,496	6,671,496
Rental trucks under capital leases	163,382	163,382
Total	$ 8,729,128	$ 8,729,128
Less accumulated depreciation	(6,339,648)	(6,212,021)
Property – net	$ 2,389,480	$ 2,517,107

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $29,370 and $33,809, for the three month periods ended June 30, 2009 and 2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $10,349 and $14,318, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues decreased 1.7% from $579,657 to $569,766 and total expenses decreased 12.9% from $444,402 to $386,898, resulting in an increase in net income of 35.2% from $135,255 to $182,868. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.3% for the three-month period ended June 30, 2009, compared to 81.3% for the same period in 2008. Operating expenses increased $5,759 or 2.3% primarily due to increases in fire and liability insurance expense and merchandise for resale expense. General and administrative expenses decreased $48,094 or 65.2% primarily as a result of decreases in legal and professional expenses, other taxes and licenses expense and office supplies expenses.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 6.7% from $1,162,308 to $1,084,100 and total expenses decreased 13.3% from $894,772 to $775,791, resulting in an increase in net income of 15.2% from $267,536 to $308,309. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.2% for the six-month period ended June 30, 2009, compared to 80.7% for the same period in 2008. Operating expenses decreased $23,223 or 4.8% primarily due to decreases in repairs and maintenance and miscellaneous advertising expense. General and administrative expenses decreased $53,618 or 37% primarily as a result of decreases in legal and professional expenses, other taxes and licenses expense and office supplies expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009