Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND XI
filed 2009-11-16
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 405,357	$ 392,942
Property Net	2,261,549	2,517,107
Uncollected Rental Revenue	66,579	92,877
Prepaid Advertising	9,581	38,326
Other Assets	39,011	28,640
TOTAL	$ 2,782,077	$ 3,069,892
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$176,767	$ 202,020
Incentive Management Fee Liability	15,909	18,182
Property Management Fee Liability	9,993	14,318
Capital Leases	0	17,086
Deferred Income	34,791	53,886
Accrued Expenses	33,230	62,436
Other Liabilities	86,386	79,075
Total Liabilities	$ 357,076	$ 447,003
PARTNERS' EQUITY:
General Partners	(65,417)	(63,438)
Limited Partners	2,490,418	2,686,327
Total Partners' Equity	$ 2,425,001	$ 2,622,889
TOTAL	$ 2,782,077	$ 3,069,892
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
REVENUES:
Self-storage rental income	$ 475,798	$ 541,476
Ancillary operating revenue	38,896	47,116
Interest and other income	85	85
TOTAL	$ 514,779	$ 588,677
EXPENSES:
Depreciation	127,931	72,384
Operating	228,045	205,034
General and administrative	61,200	50,408
Interest	-	560
General partners' incentive management fee	15,909	18,182
Property management fee	31,522	35,434
TOTAL	$ 464,607	$ 382,002
NET INCOME:	50,172	206,675
Less: Net income attributable to
noncontrolling interest:	-	-
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP:	$ 50,172	$ 206,675
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	502	2,067
Limited partners	49,670	204,608
TOTAL	$ 50,172	$ 206,675
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 2.48	$ 10.23
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 1,486,049	$ 1,626,047
Ancillary operating revenue	112,579	124,687
Interest and other income	251	251
TOTAL	$ 1,598,879	$ 1,750,985
EXPENSES:
Depreciation	255,558	245,132
Operating	685,671	678,604
General and administrative	152,522	190,931
Interest	1,657	2,701
General partners' incentive management fee	50,000	54,545
Property management fee	94,990	104,861
TOTAL	$ 1,240,398	$ 1,276,774
NET INCOME:	358,481	474,211
Less: Net income attributable to
noncontrolling interest:	-	-
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP:	$ 358,481	$ 474,211
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	3,585	4,742
Limited partners	354,896	469,469
TOTAL	$ 358,481	$ 474,211
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 17.74	$ 23.47
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
			Noncontrolling
	General Partners	Limited Partners	Interest	Total

BALANCE AT DECEMBER 31, 2008	$ (63,438)	$ 2,686,327	$ 0	$ 2,622,889
Net Income Allocation	3,585	354,896	-	358,481
Distributions	(5,564)	(550,805)	-	(556,369)
BALANCE AT SEPTEMBER 30, 2009	$(65,417)	$ 2,490,418	$ 0	$ 2,425,001

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 358,481	$ 474,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	255,558	245,132
Changes in assets and liabilities:
Other assets	44,672	(7,275)
Incentive management fee payable to General Partners	(2,273)	-
Property management fees payable	(4,325)	111
Customer deposits and other liabilities	(66,243)	(42,980)
Net cash provided by operating activities	585,870	669,199
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to property	-	(5,788)
Net cash used in or provided by investing activities	-	$ (5,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (556,369)	$ (606,060)
Payments on capital lease obligations	(17,086)	(27,717)
Net cash used in financing activities	(573,455)	(633,777)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 12,415	$ 29,634
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	392,942	470,456
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 405,357	$ 500,090
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,657	$ 2,701
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 176,767	$ 202,020
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF September 30, 2009

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2009, no noncontrolling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,671,496	6,671,496
Rental trucks under capital leases	163,382	163,382
Total	$ 8,729,128	$ 8,729,128
Less accumulated depreciation	(6,467,579)	(6,212,021)
Property – net	$ 2,261,549	$ 2,517,107

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $31,522 and $35,434, for the three month periods ended September 30, 2009 and 2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $9,993 and $14,318, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 12.6% to $514,779 from $588,677 and total expenses increased 21.6% to $464,607 from $382,002, resulting in a decrease in net income of 75.7% to $50,172 from $206,675. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.6% for the three-month period ended September 30, 2009, compared to 81.4% for the same period in 2008. Operating expenses increased $23,011 or 11.2% primarily due to increases in advertising, telephone, repair and maintenance and truck lease expenses partially offset by a decrease in fire and liability insurance, salary and wages and truck insurance expenses. General and administrative expenses increased $10,792 or 21.4% primarily as a result of an increase in legal and professional and office supply expenses partially offset by a decrease in computer and equipment lease expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 8.7% to $1,598,879 from $1,750,985 and total expenses decreased 2.8% to $1,240,398 from $1,276,774, resulting in a decrease in net income of 24.4% to $358,481 from $474,211. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.3% for the nine-month period ended September 30, 2009, compared to 80.9% for the same period in 2008. Operating expenses increased $8,801 or 1.3% primarily due to increases in advertising, telephone and truck lease expenses, partially offset by a decrease in repair and maintenance, salaries and wages, workers compensation insurance and truck insurance expenses. General and administrative expenses decreased $38,409 or 20.1% primarily as a result of a decrease in office supplies and other taxes and license expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009