Form 10-K
period 2009-12-31
DSI REALTY INCOME FUND XI
filed 2010-03-31
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2O549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,243	8.65	76.4	58,459	10.00	86.1
Edgewater Park, NJ	4.12	Oct-89	53,714	7.49	67.0	54,144	8.31	71.7
Sterling Heights, MI	3.76	Jul-91	57,850	7.65	79.0	57,998	7.60	77.0
Whittier, CA	3.92	Mar-90	58,554	12.73	80.0	58,554	14.63	86.8

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2009.

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

Approximate Number of Security Holders

As of December 31, 2009, there were approximately 506 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $8.76 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009 and $10.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

Total revenues decreased from $2,331,094 in 2008 to $2,094,402 in 2009, total expenses decreased from $1,756,703 to $1,559,786, and the net income attributable to the noncontrolling interest idecreased from $157,554 to $141,604. As a result, net income attributable to the partnership decreased from $416,837 to $393,012. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 75.6% for the year ended December 31, 2009, compared to 80.4% for the year ended December 31, 2008. Operating expenses decreased approximately $80,228 (8.8%) primarily as a result of decreases in advertising, maintenance and repairs, and salaries and wages expenses. General and administrative expenses decreased approximately $58,432 (22.2%) primarily as a result of decreases in office supplies, other taxes and licenses, partially offset by legal and professional expenses. Incentive management fees, which are based on distributions paid to limited partners, decreased as a result of the decrease in distributions to limited partners.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $160,750 (17.0%) in 2009 compared to 2008 primarily due to the decrease in net income and an increase in customer deposits and other liabilities.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no material investing activities in either 2008 or 2009. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2008 and 2009 and payments on capital lease obligations.

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

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS,
AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2009 was as follows:

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	514,334	569,766	514,779	495,523
Net income	125,441	182,868	50,172	34,531
Net income per limited partnership unit
	$ 6.21	$ 9.05	$ 2.48	$ 1.71
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008 F-2

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008 F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for

The Years Ended December 31, 2009 and 2008 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 F-5

Notes to Consolidated Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009 F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2009, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 75, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 80, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 86, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2009 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2009, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2009 an aggregate of $66,587 was allocated to the General Partners, and during 2008 an aggregate of $63,438 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2009 or 2008, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2009 the Partnership paid the General Partners an incentive management fee of $63,636, and during 2008 the Partnership paid the General Partners an incentive management fee of $72,727.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2009 and 2008 the Partnership paid Dahn management fees of $125,113 and $139,155, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $9,754 and $14,318, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2009 were $39,700 and for 2008 were $49,400.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2009 and 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 7.

(2) Consolidated Financial Statement Schedules

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 7.

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

JOSEPH W. CONWAY, (Executive Vice President and Director)

EXHIBIT 1

ITEM 15(1)

2009 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California

March 31, 2009

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2009	2008

ASSETS
Cash and cash equivalents	$ 304,234	$ 392,942
Property, Net (Note 3)	2,189,412	2,517,107
Uncollected rental revenue	77,111	92,877
Prepaid advertising	6,992	38,326
Other assets	28,640	28,640
TOTAL	2,606,389	3,069,892

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners (Note 4)	$ 151,515	$ 202,020
Incentive management fee payable to general partners (Note 4)	(2,273)	18,182
Property management fees payable (Note 6)	9,754	14,318
Customer deposits and other liabilities	77,430	79,075
Deferred income	34,680	53,886
Accrued expenses	27,267	62,436
Capital lease obligations (Note 3)	-	17,086
Total liabilities	298,373	447,003

PARTNERS' EQUITY (DEFICIT) (Note 4):
General partners	(66,587)	(63,438)
Limited Partners	2,374,603	2,686,327
Total partners' equity	2,308,016	2,622,889
Total equity	2,308,016	2,622,889
TOTAL	$2,606,389	$3,069,892

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2009	2008
REVENUES:
Self-storage rental income	$ 1,951,467	$ 2,169,088
Ancillary operating revenue	142,623	161,671
Interest and other income	312	335
Total revenues	2,094,402	2,331,094
EXPENSES:
Depreciation	334,490	372,370
Operating	829,697	909,925
General and administrative	205,193	263,625
Interest	1,657	(1,099)
General partners' incentive management fee (Note 4)	63,636	72,727
Property management fee (Note 6)	125,113	139,155
Total expenses	1,559,786	1,756,703

NET INCOME:	$ 534,616	$ 574,391
LESS: net income attributable to the noncontrolling interest	(141,604)	(157,554)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP:	$ 393,012	$ 416,837
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4):
General partners	3,930	4,169
Limited partners	389,082	412,668
TOTAL	$393,012	$416,837

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$19.45	$20.63

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General	Limited	Noncontrolling
	Partners	Partners	Interest	Total
BALANCE DECEMBER 31, 2007	$ (59,526)	$ 3,073,659	$ -	$ 3,014,133
Net income allocation	4,169	412,668	157,554	574,391
Distributions	(8,081)	(800,000)	(157,554)	(965,635)
BALANCE DECEMBER 31, 2008	$ (63,438)	$ 2,686,327	$ -	$ 2,622,889
Net income allocation	3,930	389,082	141,604	534,616
Distributions	(7,079)	(700,806)	(141,604)	(849,489)
BALANCE DECEMBER 31, 2009	$ (66,587)	$ 2,374,603	$ -	$ 2,308,016

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 393,012	$ 416,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334,490	372,370
Net income attributable to the noncontrolling interest	141,604	157,554
Changes in assets and liabilities:
Other assets	47,100	(14,352)
Incentive management fee payable to general partners	(20,455)	18,182
Property management fees payable	(4,564)	3,252
Customer deposits and other liabilities	(106,525)	(8,431)
Net cash provided by operating activities	784,662	945,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(6,795)	(15,173)
Net cash used in investing activities	(6,795)	(15,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(707,885)	(808,081)
Distributions paid to the noncontrolling interest	(141,604)	(157,554)
Payments on capital lease obligations	(17,086)	(42,118)
Net cash used in financing activities	(866,575)	(1,007,753)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,708)	(77,514)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	392,942	470,456
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 304,234	$ 392,942
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 1,657	$ (1,099)
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners included in partners' equity	$ 151,515	$ 202,020

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2009 and 2008. A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2009 and 2008 is $(100,243) and $(121,155), respectively.

Noncontrolling Interest - The Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity, in accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements").

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $69,582 and $99,571 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2009 or 2008.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of ASC 825-10 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's consolidated financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current consolidated financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2009	2008
Land	$ 1,894,250	$1,894,250
Buildings and improvements	6,677,361	6,671,496
Rental trucks under capital leases	163,382	163,382
Total	8,734,993	8,729,128

Less accumulated depreciation	(6,545,581)	(6,212,021)

Property – net	$2,189,412	$2,517,107

Depreciation expense of $1,660 and $40,863 was recorded on the rental trucks under capital leases in 2009 and 2008.

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash distributed to the limited partners.

5. BUSINESS SEGMENT INFORMATION

The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of ASC 280-10 (formerly SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information") The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $125,133 and $139,155 for the years ended December 31, 2009 and 2008, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $9,754 and $14,318, respectively.

ITEM 15(2)

DSI REALTY INCOME FUND XI

(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2009

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2009
Description	Acqui-sition Date	Land	Buildings and Improve-ments	Subse-quent to Acqui-sition	Land	Buildings and Improve-ments	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($1,969,776)
Bloomingdale, IL	01/91	442,000	1,579,879	84,956	442,000	1,664,835	2,106,835	($1,573,677)
Edgewater, NJ	09/90	191,250	2,400,712	80,958	191,250	2,481,670	2,672,920	($2,347,809)
Sterling Hts., MI	07/91	416,000	467,979	59,769	416,000	527,748	943,748	($490,937)
		$1,894,250	$6,417,653	$259,708	$1,894,250	$6,677,361	$8,571,611	($6,382,199)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2009 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2009 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2009 and 2008 were as follows:

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,243	8.65	76.4	58,459	10.00	86.1
Edgewater Park, NJ	4.12	Oct-89	53,714	7.49	67.0	54,144	8.31	71.7
Sterling Heights, MI	3.76	Jul-91	57,850	7.65	79.0	57,998	7.60	77.0
Whittier, CA	3.92	Mar-90	58,554	12.73	80.0	58,554	14.63	86.8

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2010

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

Date: March 31, 2010

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010