Form 10-Q
period 2010-03-31
DSI REALTY INCOME FUND XI
filed 2010-05-14
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	March 31, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 369,559	$ 304,234
Property Net	2,112,174	2,189,412
Uncollected Rental Revenue	62,736	77,111
Prepaid Advertising	5,244	6,992
Other Assets	28,641	28,640
TOTAL	$ 2,578,354	$ 2,606,389
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 151,515
Incentive Management Fee Liability	11,363	(2,273)
Property Management Fee Liability	9,569	9,754
Deferred Income	29,579	34,680
Accrued Expenses	23,360	27,267
Other Liabilities	98,224	77,430
Total Liabilities	$ 323,610	$ 298,373
PARTNERS' EQUITY:
General Partners	(67,120)	(66,587)
Limited Partners	2,321,864	2,374,603
Total Partners' Equity	$ 2,254,744	$ 2,308,016
Total Equity	$ 2,254,744	$ 2,308,016
TOTAL	$ 2,578,354	$ 2,606,389
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
REVENUES:
Self-storage rental income	$ 468,247	$ 475,140
Ancillary operating revenue	35,276	39,111
Interest and other income	35	83
TOTAL	$ 503,738	$ 514,334
EXPENSES:
Depreciation	77,238	63,702
Operating	210,020	205,559
General and administrative	74,595	65,695
Interest	-	1,657
General partners' incentive management fee	13,636	18,182
Property management fee	30,006	34,098
TOTAL	$ 405,495	$ 388,893
NET INCOME	$ 98,243	$ 125,441
LESS: net income attributable to the noncontrolling interest	-	-
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 98,243	$ 125,441

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	982	1,254
Limited partners	97,261	124,187
TOTAL	$98,243	$ 125,441
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 4.86	$ 6.21
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
			Non-controlling
	General Partners	Limited Partners	Interest	Total

BALANCE AT DECEMBER 31, 2009	$(66,587)	$ 2,374,603	$ 0	$ 2,308,016
Net Income Allocation	982	97,261	-	98,243
Distributions	(1,515)	(150,000)	-	(151,515)
BALANCE AT MARCH 31, 2010	$(67,120)	$ 2,321,864	$ 0	$ 2,254,744

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 98,243	$ 125,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,238	63,702
Changes in assets and liabilities:
Other assets	16,122	66,974
Incentive management fee payable to General Partners	13,636	-
Property management fees payable	(185)	(3,285)
Customer deposits and other liabilities	11,786	35,823
Net cash provided by operating activities	216,840	288,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in or provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(151,515)	$(202,020)
Payments on capital lease obligations	-	(17,018)
Net cash used in financing activities	(151,515)	(219,038)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 65,325	$ 69,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	304,234	392,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 369,559	$ 462,559
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 1,657
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 151,515	$ 202,020
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of March 31, 2010, no noncontrolling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited consolidated interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of ASC 825-10 did not have a material impact on the Partnership's interim unaudited consolidated financial statements.

  In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's interim unaudited consolidated financial statements.

  In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's interim unaudited consolidated financial statements.

  As a result of the Partnership's implementation of the Codification during the quarter ended March31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

  In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its interim unaudited consolidated financial statements.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2010, were as follows:

	March 31, 2010	December 31, 2009
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,677,361	6,677,361
Rental trucks under capital leases	163,382	163,382
Total	$ 8,734,993	$ 8,734,993
Less accumulated depreciation	(6,622,819)	(6,545,581)
Property – net	$ 2,112,174	$ 2,189,412

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $30,006 and $34,098, for the three month periods ended March 31, 2010 and 2009, respectively. Amounts payable to Dahn at March 31, 2010 and December 31, 2009 were $9,569 and $9,754, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended March 31, 2010 and 2009, revenues decreased 2.1% to $503,738 from $514,334 and total expenses increased 4.3% to $405,495 from $388,893, resulting in a decrease in net income of 21.7% to $98,243 from $125,441. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.3% for the three-month period ended March 31, 2010, compared to 75.1% for the same period in 2009. Operating expenses increased $4,461 or 2.2% primarily due to increases in advertising, and power sweep/snow plow expenses partially offset by a decrease in repair and maintenance, salary and wages, payroll taxes and truck lease expenses. General and administrative expenses increased $8,900 or 13.5% primarily as a result of an increase in credit card fees and postage expenses partially offset by a decrease in travel expenses.

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

Dated: May 14, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 14, 2010

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

May 14, 2010

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

May 14, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010