Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND XI
filed 2010-08-16
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 330,580	$ 304,234
Property Net	2,055,625	2,189,412
Uncollected Rental Revenue	71,003	77,111
Prepaid Advertising	3,933	6,992
Other Assets	35,553	28,640
TOTAL	$ 2,496,694	$ 2,606,389
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 151,515
Incentive Management Fee Liability	0	(2,273)
Property Management Fee Liability	9,720	9,754
Deferred Income	34,228	34,680
Accrued Expenses	18,505	27,267
Other Liabilities	75,736	77,430
Total Liabilities	$ 289,704	$ 298,373
PARTNERS' EQUITY:
General Partners	(67,597)	(66,587)
Limited Partners	2,274,587	2,374,603
Total Partners' Equity	$ 2,206,990	$ 2,308,016

TOTAL	$ 2,496,694	$ 2,606,389
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
REVENUES:
Self-storage rental income	$ 467,340	$ 535,111
Ancillary operating revenue	29,878	34,572
Interest and other income	31	83
TOTAL	$ 497,249	$ 569,766
EXPENSES:
Depreciation	57,639	63,926
Operating	241,173	252,066
General and administrative	50,746	25,627
General partners' incentive management fee	13,627	15,909
Property management fee	29,623	29,370
TOTAL	$ 392,808	$ 386,898
NET INCOME	$ 104,441	$ 182,868
LESS: net income attributable to the non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 104,441	$ 182,868

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,044	1,829
Limited partners	103,397	181,039
TOTAL	$ 104,441	$ 182,868
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 5.17	$ 9.05
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
REVENUES:
Self-storage rental income	$ 935,767	$ 1,010,251
Ancillary operating revenue	65,154	73,683
Interest and other income	66	166
TOTAL	$ 1,000,987	$ 1,084,100
EXPENSES:
Depreciation	134,877	127,627
Operating	451,194	457,626
General and administrative	125,340	91,322
General partners' incentive management fee	27,263	34,091
Property management fee	59,629	63,468
TOTAL	$ 798,303	$ 775,791
NET INCOME	$ 202,684	$ 308,309
LESS: net income attributable to the non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 202,684	$ 308,309

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,027	3,083
Limited partners	200,657	305,226
TOTAL	$ 202,684	$ 308,309
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 10.03	$ 15.26
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
			Non-controlling
	General Partners	Limited Partners	Interest	Total

BALANCE AT DECEMBER 31, 2009	$(66,587)	$ 2,374,603	$ 0	$ 2,308,016
Net Income Allocation	2,027	200,657	0	202,684
Distributions	(3,037)	(300,673)	0	(303,710)
BALANCE AT JUNE 30, 2010	$(67,597)	$ 2,274,587	$ 0	$ 2,206,990

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 202,684	$ 308,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,877	127,627
Changes in assets and liabilities:
Other assets	2,254	30,265
Incentive management fee payable to General Partners	2,273	(2,273)
Property management fees payable	(34)	(3,969)
Customer deposits and other liabilities	(10,908)	(51,868)
Net cash provided by operating activities	331,146	408,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(1,090)	0
Net cash used in investing activities	(1,090)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(303,710)	$(379,601)
Payments on capital lease obligations	0	(17,086)
Net cash used in financing activities	(303,710)	(396,687)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 26,346	$ 11,404
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	304,234	392,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 330,580	$ 404,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 151,515	$ 176,767
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 30, 2010

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of June 30, 2010, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

  As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010, were as follows:

	June 30, 2010	December 31, 2009
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,678,451	6,677,361
Rental trucks under capital leases	163,382	163,382
Total	$ 8,736,083	$ 8,734,993
Less accumulated depreciation	(6,680,458)	(6,545,581)
Property – net	$ 2,055,625	$ 2,189,412

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $59,629 and $63,468, for the six month periods ended June 30, 2010 and 2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $9,720 and $9,754, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 12.7% to $497,249 from $569,766 and total expenses increased 1.5% to $392,808 from $386,898 resulting in a decrease in net income of 42.9% to $104,441 from $182,868. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.6% for the three-month period ended June 30, 2010, compared to 74.3% for the same period in 2009. Operating expenses decreased $10,893 or 4.3% primarily due to decreases in merchandise for resale, repair and maintenance and real estate taxes expenses partially offset by increases in advertising and fire and liability insurance expenses. General and administrative expenses increased $25,119 or 98.0% primarily as a result of an increase in office supplies and other taxes and licenses expenses partially offset by decreases in legal and professional expenses.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 7.7% to $1,000,987 from $1,084,100 and total expenses increased 2.9% to $798,303 from $775,791, resulting in a decrease in net income of 34.3% to $202,684 from $308,309. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.4% for the six-month period ended June 30, 2010, compared to 75.2% for the same period in 2009. Operating expenses decreased $6,432 or 1.4% primarily due to decreases in ground maintenance, telephone, merchandise for resale, repair and maintenance, real estate taxes, salary and wages and payroll tax expenses partially offset by increases in advertising, fire and liability insurance, trash services, power sweep and truck lease expenses. General and administrative expenses increased $34,018 or 37.3% primarily as a result of a increase in office supplies, other taxes and licenses, postage and administration expenses partially offset by decreases in travel expenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010