Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND XI
filed 2010-11-15
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 352,687	$ 304,234
Property Net	2,011,893	2,189,412
Uncollected Rental Revenue	82,834	77,111
Prepaid Advertising	7,673	6,992
Other Assets	35,553	28,640
TOTAL	$ 2,490,640	$ 2,606,389
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 151,515
Incentive Management Fee Liability	0	(2,273)
Property Management Fee Liability	10,048	9,754
Deferred Income	35,746	34,680
Accrued Expenses	22,031	27,267
Other Liabilities	54,076	77,430
Total Liabilities	$ 273,416	$ 298,373
PARTNERS' EQUITY:
General Partners	(67,495)	(66,587)
Limited Partners	2,284,719	2,374,603
Total Partners' Equity	$ 2,217,224	$ 2,308,016

TOTAL	$ 2,490,640	$ 2,606,389
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
REVENUES:
Self-storage rental income	$ 445,956	$ 475,798
Ancillary operating revenue	32,582	38,896
Interest and other income	19	85
TOTAL	$ 478,557	$ 514,779
EXPENSES:
Depreciation	43,732	127,931
Operating	191,205	228,045
General and administrative	38,843	61,200
General partners' incentive management fee	13,645	15,909
Property management fee	29,382	31,522
TOTAL	$ 316,807	$ 464,607
NET INCOME	$ 161,750	$ 50,172
LESS: net income attributable to the non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 161,750	$ 50,172

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,618	502
Limited partners	160,132	49,670
TOTAL	$ 161,750	$ 50,172
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.01	$ 2.48
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010
REVENUES:
Self-storage rental income	$ 1,381,723	$ 1,486,049
Ancillary operating revenue	97,736	112,579
Interest and other income	85	251
TOTAL	$ 1,479,544	$ 1,598,879
EXPENSES:
Depreciation	178,609	255,558
Operating	642,399	685,671
General and administrative	164,183	152,522
Interest	0	1,657
General partners' incentive management fee	40,908	50,000
Property management fee	89,011	94,990
TOTAL	$ 1,115,110	$ 1,240,398
NET INCOME	$ 364,434	$ 358,481
LESS: net income attributable to the non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 364,434	$ 358,481

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	3,644	3,585
Limited partners	360,790	354,896
TOTAL	$ 364,434	$ 358,481
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 18.04	$ 17.74
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
			Non-controlling
	General Partners	Limited Partners	Interest	Total

BALANCE AT DECEMBER 31, 2009	$(66,587)	$ 2,374,603	$ 0	$ 2,308,016
Net Income Allocation	3,644	360,790	0	364,434
Distributions	(4,552)	(450,674)	0	(455,226)
BALANCE AT SEPTEMBER 30, 2010	$ (67,495)	$ 2,284,719	$ 0	$ 2,217,224

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 364,434	$ 358,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,609	255,558
Changes in assets and liabilities:
Other assets	(13,317)	44,672
Incentive management fee payable to General Partners	2,273	(2,273)
Property management fees payable	294	(4,325)
Customer deposits and other liabilities	(27,524)	(66,243)
Net cash provided by operating activities	504,769	585,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ (1,090)	0
Net cash used in investing activities	(1,090)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (455,226)	$ (556,369)
Payments on capital lease obligations	0	(17,086)
Net cash used in financing activities	(455,226)	(573,455)
NET INCREASE IN CASH AND EQUIVALENTS	$ 48,453	$ 12,415
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	304,234	392,942
CASH AND EQUIVALENTS AT END OF PERIOD	$ 352,687	$ 405,357
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	$ 1,657
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 151,515	$ 176,767
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2010

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2010, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited consolidated interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

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

  As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010, were as follows:

	September 30, 2010	December 31, 2009
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,678,451	6,677,361
Rental trucks under capital leases	163,382	163,382
Total	$ 8,736,083	$ 8,734,993
Less accumulated depreciation	(6,724,190)	(6,545,581)
Property – net	$ 2,011,893	$ 2,189,412

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $89,011 and $94,990, for the nine month periods ended September 30, 2010 and 2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $10,048 and $9,754, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Robert J. Conway and Joseph W. Conway - individually. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their general partner's partnership interests to their respective LLC's.

The Partnership submitted a proxy vote by the limited partners, to be completed on December 15, 2010, to amend paragraph 7.1 of the Limited Partnership Agreement to indicate that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 7.0% to $478,557 from $514,779 and total expenses decreased 31.8% to $316,807 from $464,607 resulting in an increase in net income of 222.4% to $161,750 from $50,172. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.9% for the three-month period ended September 30, 2010, compared to 75.6% for the same period in 2009. Operating expenses decreased $36,840 or 16.2% primarily due to decreases in advertising, repair and maintenance, real estate taxes, salary and wages and workers compensation insurance expenses. General and administrative expenses decreased $22,357 or 36.5% primarily as a result of a decrease in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 7.5% to $1,479,544 from $1,598,879 and total expenses decreased 10.1% to $1,115,110 from $1,240,398 resulting in an increase in net income of 1.7% to $364,434 from $358,481. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.6% for the nine-month period ended September 30, 2010, compared to 75.3% for the same period in 2009. Operating expenses decreased $43,272 or 6.3% primarily due to decreases in merchandise for resale, repair and maintenance and salary and wages expenses partially offset by increases in truck lease expenses. General and administrative expenses increased $11,661 or 7.6% primarily as a result of an increase in legal and professional, office supplies, other taxes and licenses, postage and administration expenses partially offset by decreases in computer/equipment lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010