Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND XI
filed 2011-05-16
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 328,234	$ 311,084
Property Net	1,987,357	2,000,962
Uncollected Rental Revenue	65,466	80,292
Prepaid Advertising	1,328	0
Other Assets	33,380	31,013
TOTAL	$ 2,415,765	$ 2,423,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 151,515
Incentive Management Fee Liability	6,817	0
Property Management Fee Liability	10,463	9,438
Deferred Income	37,095	38,777
Accrued Expenses	36,743	23,519
Other Liabilities	71,488	73,791
Total Liabilities	$ 314,121	$ 297,040
PARTNERS' EQUITY:
General Partners	(68,651)	(68,404)
Limited Partners	2,170,295	2,194,715
Total Partners' Equity	$ 2,101,644	$ 2,126,311

TOTAL	$ 2,415,765	$ 2,423,351
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUES:
Self-storage rental income	$ 443,589	$ 468,247
Ancillary operating revenue	35,109	35,276
Interest and other income	10	35
TOTAL	$ 478,708	$ 503,738
EXPENSES:
Depreciation	13,605	77,238
Operating	210,786	210,020
General and administrative	84,405	74,595
General partners' incentive management fee	13,635	13,636
Property management fee	29,429	30,006
TOTAL	$ 351,860	$ 405,495
NET INCOME	$ 126,848	$ 98,243
LESS: net income attributable to the non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 126,848	$ 98,243

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,268	982
Limited partners	125,580	97,261
TOTAL	$ 126,848	$ 98,243
Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.28	$ 4.86
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
			Non-controlling
	General Partners	Limited Partners	Interest	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$(68,404)	$ 2,194,715	$ 0	$ 2,126,311
Net Income Allocation	1,268	125,580	0	126,848
Distributions	(1,515)	(150,000)	0	(151,515)
BALANCE AT MARCH 31, 2011	$ (68,651)	$ 2,170,295	$ 0	$ 2,101,644

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 126,848	$ 98,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,605	77,238
Changes in assets and liabilities:
Other assets	11,131	16,122
Incentive management fee payable to General Partners	6,817	13,636
Property management fees payable	1,025	(185)
Customer deposits and other liabilities	9,239	11,786
Net cash provided by operating activities	168,665	216,840
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(151,515)	(151,515)
Net cash used in financing activities	(151,515)	(151,515)
NET INCREASE IN CASH AND EQUIVALENTS	$17,150	$ 65,325
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	311,084	304,234
CASH AND EQUIVALENTS AT END OF PERIOD	$ 328,234	$ 369,559
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 151,515	$ 151,515
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2011

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of March 31, 2011, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited consolidated interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21." This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Partnership's financial statements.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011, were as follows:

	March 31, 2011	December 31, 2010
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,696,131	6,696,131
Rental trucks under capital leases	163,382	163,382
Total	$ 8,753,763	$ 8,753,763
Less accumulated depreciation	(6,766,406)	(6,752,801)
Property – net	$ 1,987,357	$ 2,000,962

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $29,429 and $30,006, for the three month periods ended March 31, 2011 and 2010, respectively. Amounts payable to Dahn at March 31, 2011 and December 31, 2010 were $10,463 and $9,438, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues decreased 5.0% to $478,708 from $503,738 and total expenses decreased 13.2% to $351,860 from $405,495 resulting in a increase in net income of 29.1% to $126,848 from $98,243. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.9% for the three-month period ended March 31, 2011, compared to 75.3% for the same period in 2010. Operating expenses remained relatively unchanged with a slight increase of $766 or 0.4%. General and administrative expenses increased $9,810 or 13.2% primarily as a result of an increase in office supplies expenses, partially offset by a decrease in legal and professional and postage expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

                                                            RICHARD P. CONWAY, Senior Vice President
                                                            (Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011