Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND XI
filed 2011-08-22
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & equivalents	$ 338,806	$ 311,084
Property, net	1,965,694	2,000,962
Uncollected rental revenue	55,079	80,292
Prepaid advertising	1,328	0
Other assets	33,380	31,013
TOTAL ASSETS	$ 2,394,287	$ 2,423,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 151,515	$ 151,515
Incentive management fee liability	11,362	0
Property management fee liability – related party	10,439	9,438
Deferred income	38,297	38,777
Accrued expenses	28,278	23,519
Other liabilities	59,952	73,791
TOTAL LIABILITIES	299,843	297,040
PARTNERS' EQUITY:
General partners	(68,722)	(68,404)
Limited partners	2,163,166	2,194,715
Total partners' equity	2,094,444	2,126,311
Non-controlling interest in real estate joint venture	0	0
Total equity	2,094,444	2,126,311
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,394,287	$ 2,423,351

The accompanying notes are an integral part of these unaudited consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES:
Self-storage rental income	$ 457,389	$ 467,340	$ 900,978	$ 935,767
Ancillary operating revenue	37,325	29,878	72,434	65,154
Interest and other income	9	31	19	66
TOTAL	494,723	497,249	973,431	1,000,987
EXPENSES:
Depreciation	21,663	57,639	35,268	134,877
Operating	236,990	241,173	447,776	451,194
General and administrative	48,076	50,746	132,481	125,340
General partners' incentive management fee	13,635	13,627	27,270	27,263
Property management fee – related party	29,330	29,623	58,759	59,629
TOTAL	349,694	392,808	701,554	798,303
NET INCOME	$ 145,029	$ 104,441	$ 271,877	$ 202,684
LESS: Net income attributable to non-controlling interest	0	0	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 145,029	$ 104,441	$ 271,877	$ 202,684
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	$ 1,450	$ 1,044	$ 2,719	$ 2,027
Limited partners	143,579	103,397	269,158	200,657
TOTAL	$ 145,029	$ 104,441	$ 271,877	$ 202,684

Weighted average limited partnership units outstanding	20,000	20,000	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 7.18	$ 5.17	$ 13.46	$ 10.03

The accompanying notes are an integral part of these unaudited consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2010 (Audited)	$ (68,404)	$ 2,194,715	$ 0	$ 2,126,311
Net Income Allocation	2,719	269,158	0	271,877
Distributions	(3,037)	(300,707)	0	(303,744)
BALANCE, June 30, 2011	$ (68,722)	$ 2,163,166	$ 0	$ 2,094,444

The accompanying notes are an integral part of these unaudited consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 271,877	$ 202,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,268	134,877
Net income attributable to non-controlling interests	0	0
Changes in assets and liabilities:
Other assets	21,518	2,254
Incentive management fee payable to general partners	11,362	2,273
Property management fees payable	1,001	(34)
Customer deposits and other liabilities	(9,560)	(10,908)
Net cash provided by operating activities	331,466	331,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	(1,090)
Net cash used in investing activities	0	(1,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(303,744)	(303,710)
Distributions paid to non-controlling interest	0	0
Net cash used in financing activities	(303,744)	(303,710)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,722	26,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	311,084	304,234
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 338,806	$ 330,580
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these unaudited consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. GENERAL

DSI Realty Income Fund XI (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated December 7, 1988. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, two of the initial General Partners of Registrant. DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty thousand (20,000) units of limited partnership interests aggregating Ten Million Dollars ($10,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

The Partnership has entered into four joint venture arrangements with affiliates of Dahn Corporation ("Dahn"). The Partnership and its joint venture partners have acquired mini-storage properties located in Whittier, California; Edgewater, New Jersey; Bloomingdale, Illinois; and Sterling Heights, Michigan. The properties were acquired from Dahn.

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of June 30, 2011, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, _ 2010 _
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,696,131	6,696,131
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,753,763	8,753,763
Less accumulated depreciation	_ (6,788,069)	_ (6,752,801)
Property, net	$ 1,965,694	$ 2,000,692

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $58,759 and $59,629, for the six month periods ended June 30, 2011 and 2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $10,439 and $9,438, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 0.5% to $494,723 from $497,249 and total expenses decreased 11.0% to $349,694 from $392,808 resulting in an increase in net income of 38.9% to $145,029 from $104,441. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.5% for the three-month period ended June 30, 2011, compared to 75.6% for the same period in 2010. Operating expenses decreased $4,183 or 1.7% primarily due to decreases in advertising, personal property taxes and salary and wages expenses partially offset by increases in ground maintenance, repair and maintenance and state tax expenses. General and administrative expenses decreased $2,670 or 5.3% primarily as a result of a decrease in office supplies and other tax and license expenses partially offset by increases in petty cash and postage expenses.

For the six-month periods ended June 30, 2011 and 2010, revenues decreased 2.8% to $973,431 from $1,000,987 and total expenses decreased 12.1% to $701,554 from $798,303, resulting in an increase in net income of 34.1% to $271,877 from $202,684. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.2% for the six-month period ended June 30, 2011, compared to 75.4% for the same period in 2010. Operating expenses decreased $3,418 or 0.8% primarily due to decreases in advertising, salary and wages, workers compensation insurance and Michigan tax expenses partially offset by increases in gas utilities, merchandise for resale, repair and maintenance and state tax expenses. General and administrative expenses increased $7,141 or 5.7% primarily as a result of an increase in office supplies and administration expenses partially offset by decreases in other taxes and licenses and credit card fee expenses.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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

/s/ ROBERT J. CONWAY _ Robert J. Conway,
President of DSI Properties, Inc.,
General Partner (chief executive officer)

August 22, 2011

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

/s/ RICHARD P. CONWAY _

Richard P. Conway

Senior Vice President of DSI Properties, Inc.,

General Partner (chief financial officer)

August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY _

Richard P. Conway
Senior Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)

August 22, 2011