Form 10-Q/A
period 2011-09-30
DSI REALTY INCOME FUND XI
filed 2011-11-15
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & equivalents	$343,490	$311,084
Property, net	1,990,066	2,000,962
Uncollected rental revenue	51,757	80,292
Prepaid advertising	1,328	-
Other assets	44,372	31,013
TOTAL ASSETS	$2,431,013	$2,423,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	6,817	-
Property management fee liability – related party	10,659	9,438
Deferred income	33,982	38,777
Accrued expenses	25,478	23,519
Other liabilities	53,986	73,791
TOTAL LIABILITIES	282,437	297,040
PARTNERS' EQUITY:
General partners	(68,182)	(68,404)
Limited partners	2,216,758	2,194,715
Total partners' equity	2,148,576	2,126,311
Non-controlling interest in real estate joint venture	-	-
Total equity	2,148,576	2,126,311
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,431,013	$2,423,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES:
Self-storage rental income	$482,589	$445,956	$1,383,567	$1,381,723
Ancillary operating revenue	36,483	32,582	108,917	97,736
Interest and other income	9	19	28	85
TOTAL	519,081	478,557	1,492,512	1,479,544
EXPENSES:
Depreciation	5,250	43,732	40,518	178,609
Operating	213,126	191,205	660,902	642,399
General and administrative	51,288	38,843	183,769	164,183
General partners' incentive management fee	13,635	13,645	40,905	40,908
Property management fee – related party	30,134	29,382	88,893	89,011
TOTAL	313,433	316,807	1,014,987	1,115,110
NET INCOME	$205,648	$161,750	$477,525	$364,434
LESS: Net income attributable to non-controlling interest	0	0	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$205,648	$161,750	$477,525	$364,434
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	$2,056	$1,618	$4,775	$3,644
Limited partners	203,592	160,132	472,750	360,790
TOTAL	$205,648	$161,750	$477,525	$364,434

Weighted average limited partnership units outstanding	20,000	20,000	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 10.18	$ 8.01	$ 23.64	$ 18.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2010 (Audited)	$(68,404)	$2,194,715	$0	$2,126,311
Net Income Allocation	4,775	472,750	0	477,525
Distributions	(4,553)	(450,707)	0	(455,260)
BALANCE, September 30, 2011	$(68,182)	$2,216,758	$0	$2,148,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$477,525	$364,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,518	178,609
Net income attributable to non-controlling interests	—	—
Changes in assets and liabilities:
Other assets	13,847	(13,317)
Incentive management fee payable to general partners	6,817	2,273
Property management fees payable	1,221	294
Customer deposits and other liabilities	(22,641)	(27,524)
Net cash provided by operating activities	517,287	504,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(29,622)	(1,090)
Net cash used in investing activities	(29,622)	(1,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(455,259)	(455,226)
Distributions paid to non-controlling interest	—	—
Net cash used in financing activities	(455,259)	(455,226)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,406	48,453
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	311,084	304,234
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343,490	$352,687
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2011, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,696,131
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,753,763
Less accumulated depreciation	_ (6,793,319)	_ (6,752,801)
Property, net	$ 1,990,066	$ 2,000,692

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $88,893 and $89,011, for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $10,659 and $9,438, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $6,939.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended September 30, 2011 and 2010, revenues increased 8.5% to $519,081 from $478,557 and total expenses decreased 1.1% to $313,433 from $316,807 resulting in an increase in net income of 27.1% to $205,648 from $161,750. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.6% for the three-month period ended September 30, 2011, compared to 75.9% for the same period in 2010. Operating expenses increased $21,921 or 11.5% primarily due to increases in repair and maintenance, salary and wages and payroll tax expenses. General and administrative expenses increased $12,445 or 32.0% primarily as a result of an increase in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues increased 0.9% to $1,492,512 from $1,479,544 and total expenses decreased 9.0% to $1,014,982 from $1,115,110 resulting in an increase in net income of 31.0% to $477,525 from $364,434. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.7% for the nine-month period ended September 30, 2011, compared to 75.6% for the same period in 2010. Operating expenses increased $18,503 or 2.9% primarily due to increases in repair and maintenance expenses. General and administrative expenses increased $19,586 or 11.9% primarily as a result of an increase in legal and professional, office supplies and accounting services expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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

November 14, 2011

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

/s/ RICHARD P. CONWAY _

Richard P. Conway

Executive Vice President of DSI Properties, Inc.,

General Partner (chief financial officer)

November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY _

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)

November 14, 2011