Form 10-K/A
period 2011-12-31
DSI REALTY INCOME FUND XI
filed 2012-04-24
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot.

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,263	8.00	71.5	58,263	7.84	74.9
Edgewater Park, NJ	4.12	Oct-89	53,834	7.38	66.2	53,834	7.63	69.4
Sterling Heights, MI	3.76	Jul-91	57,850	7.92	81.2	57,850	7.46	77.5
Whittier, CA	3.92	Mar-90	58,554	11.14	74.5	58,554	11.28	78.4

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Approximate Number of Security Holders

As of December 31, 2011, there were approximately 513 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.51 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011 and $7.51 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010. It is the Partnership’s expectation that distributions will continue to be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Critical Accounting Policies

Revenue recognition - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

Total revenues increased from $1,959,605 in 2010 to $1,974,213 in 2011, total expenses decreased from $1,432,569 to $1,289,715, and the net income attributable to the non-controlling interest increased from $102,000 to $125,500. As a result, net income attributable to the partnership increased from $425,036 to $558,998. Total revenues increased primarily as a result of increased rental rates, late fees and truck rentals; partially offset by decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 73.3% for the year 2011, compared to 75.1% for 2010. Operating expenses increased approximately $5,281 (0.6%) primarily as a result of increases in repair and maintenance expenses; offset by decreases in yellow page, promotional advertising, and real estate tax expenses. General and administrative expenses increased $28,225 (13.4%) primarily as a result of increases in legal and professional, and office supplies. Incentive management fees, which are based on distributions paid to limited partners, remained essentially the same in 2011.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $19,808 (2.7%) in 2011 compared to 2010 primarily due to the increase in revenues and a decrease in operating expenses.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2011 or 2010. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2011 and 2010.

Current economic conditions have shown some areas of recovery but vary for each property and by region. The soft recovery has shown some stabilization but has yet to demonstrate consistency. We are optimistic that positive momentum will build throughout 2012 and that a “double-dip” recession is unlikely. Lingering high unemployment rates are still affecting people’s discretionary income and their ability to afford storage.

Real estate and credit markets have shown signs of improvement. We anticipate that as financial markets continue to stabilize and as the economy begins to grow again, occupancies and income should rebound steadily.

The General Partners plan to continue to improve and maintain Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2011 was as follows:

	2011 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	$478,708	$494,723	$519,081	$481,701
Net income	$126,848	$145,029	$205,648	$81,473
Net income per limited partnership unit
	$ 6.28	$ 7.18	$ 10.18	$ 4.03
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

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
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                                                  F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010                                                                                      F-2

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010                                                      F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2011 and 2010   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010                                                F-5

Notes to Consolidated Financial Statements                                                                                                                      F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011                                                              F-8

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2011, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, as well as RJC Capital Management, LLC and JWC Capital Management, LLC. The General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 77, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 89, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 44, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs (descriptions above) are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant.

On September 12, 2011, Joseph W. Conway, one of the original founders of DSI Properties, Inc. passed away after more than 40 years of service to the company. His legacy and contributions cannot be overestimated, however, his imprint will continue to serve the companies which he helped to create. He will be fondly remembered and sorely missed by all of us at the DSI family of companies.

Joseph’s son, Thomas J. Conway, is currently the executor of his estate, and the controlling member of JWC Capital Management, LLC.

As the Partnership itself has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2011 or 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2011 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	409 - Direct	2.0%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2011, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2011 an aggregate of $5,590 was allocated to the General Partners, and during 2010 an aggregate of $4,250 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2011 or 2010, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2011 the Partnership paid the General Partners an incentive management fee of $54,543, and during 2010 the Partnership paid the General Partners an incentive management fee of $54,546.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2011 and 2010 the Partnership paid Dahn management fees of $118,427 and $117,963, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $9,391 and $9,438, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2011 were $40,000 and for 2010 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2011 and 2010.

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
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND XI,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

EXHIBIT 1

ITEM 15(1)

2011 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

April 16, 2012

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2011	2010
ASSETS
Cash and cash equivalents	$ 303,356	$ 311,084
Property, net (Note 3)	2,000,185	2,000,962
Uncollected rental revenue	69,239	80,292
Other assets	33,380	31,013
TOTAL ASSETS	$ 2,406,160	$ 2,423,351

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 151,515	$ 151,515
Incentive management fee payable to general partners (Note 4)	11,363	-
Property management fees payable (Note 6)	9,391	9,438
Other liabilities	93,134	73,791
Deferred income	37,539	38,777
Accrued expenses	24,684	23,519
Total liabilities	327,626	297,040

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(68,882)	(68,404)
Limited Partners	2,147,416	2,194,715
Total partners' equity	2,078,534	2,126,311
Noncontrolling interest	-	-
Total equity	2,078,534	2,126,311
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,406,160	$ 2,423,351

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2011	2010
REVENUES
Self-storage rental income	$ 1,832,592	$ 1,831,990
Ancillary operating revenue	141,584	127,515
Interest and other income	37	100
Total revenues	1,974,213	1,959,605

EXPENSES
Depreciation	30,399	207,220
Operating	846,907	841,626
General and administrative	239,439	211,214
General partners' incentive management fee (Note 4)	54,543	54,546
Property management fee (Note 6)	118,427	117,963
Total expenses	1,289,715	1,432,569

NET INCOME	$ 684,498	$ 527,036
LESS: Net income attributable to noncontrolling interest	(125,500)	(102,000)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 558,998	$ 425,036

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	$5,590	$4,250
Limited partners	553,408	420,786
TOTAL	$ 558,998	$ 425,036

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 27.67	$ 21.04

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2009	$ (66,587)	$ 2,374,603	$ -	$ 2,308,016
Net income allocation	4,250	420,786	102,000	527,036
Distributions	(6,067)	(600,674)	(102,000)	(708,741)
BALANCE DECEMBER 31, 2010	$ (68,404)	$ 2,194,715	$ -	$ 2,126,311
Net income allocation	5,590	553,408	125,500	684,498
Distributions	(6,068)	(600,707)	(125,500)	(732,275)
BALANCE DECEMBER 31, 2011	$(68,882)	$ 2,147,416	$ -	$ 2,078,534

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 558,998	$ 425,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	30,399	207,220
Net income attributable to the noncontrolling interest	125,500	102,000
Changes in assets and liabilities:
Other assets	8,686	1,438
Incentive management fee payable to general partners	11,363	2,273
Property management fees payable	(47)	(316)
Customer deposits and other liabilities	19,270	(3,290)
Net cash provided by operating activities	754,169	734,361

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(29,622)	(18,770)
Net cash used in investing activities	(29,622)	(18,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(606,775)	(606,741)
Distributions paid to the noncontrolling interest	(125,500)	(102,000)
Net cash used in financing activities	(732,275)	(708,741)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,728)	6,850
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	311,084	304,234
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 303,356	$ 311,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2011 and 2010. A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2011 and 2010 were $17,310 and $20,073, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 is $(100,243). For the year ended December 31, 2011, the Partnership changed the accounting method, for federal income tax purposes, from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements.

Noncontrolling Interest - The Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity, in accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). The net income allocated to noncontrolling interest for the year ended December 31, 2011 and 2010 was $125,500 and $102,000 respectively. Distributions were made to the Joint Venture Partners for the noncontrolling interest in real estate joint venture during the years ended December 31, 2011 and 2010 in the amount of $125,500 and $102,000, respectively. No amounts were due to Joint Venture partners at December 31, 2011 and 2010.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010 were $102,800 and $119,558 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2011 or 2010.

Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, uncollected rent revenue, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approximates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2011, the Partnership had no balances in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for fiscal years beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

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

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2011	2010
Land	$ 1,894,250	$1,894,250
Buildings and improvements	6,725,753	6,696,131
Rental trucks	163,382	163,382
Total	8,783,385	8,753,763

Less accumulated depreciation	(6,783,200)	(6,752,801)

Property – net	$ 2,000,185	$ 2,000,962

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $118,427 and $117,963 for the years ended December 31, 2011 and 2010, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $9,391 and $9,438, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2011 were $13,878.

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2011
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($1,997,815)
Bloomingdale, IL	01/91	442,000	1,579,879	117,739	442,000	1,697,618	2,139,618	($1,663,804)
Edgewater, NJ	09/90	191,250	2,400,712	82,003	191,250	2,482,715	2,673,965	($2,429,386)
Sterling Hts., MI	07/91	416,000	467,979	74,333	416,000	542,312	958,312	($528,813)
		$1,894,250	$6,417,653	$278,478	$1,894,250	$6,725,753	$8,620,003	($6,619,818)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2011 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2011 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2011 and 2010 were as follows:

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,263	8.00	71.5	58,263	7.84	74.9
Edgewater Park, NJ	4.12	Oct-89	53,834	7.38	66.2	53,834	7.63	69.4
Sterling Heights, MI	3.76	Jul-91	57,850	7.92	81.2	57,850	7.46	77.5
Whittier, CA	3.92	Mar-90	58,554	11.14	74.5	58,554	11.28	78.4

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

Very truly yours,

DSI REALTY INCOME FUND XI

By: DSI Properties, Inc.

By__/s/ ROBERT J. CONWAY

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

Date: April 16, 2012

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

Date: April 16, 2012

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012