Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND XI
filed 2012-08-20
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & equivalents	$366,076	$303,356
Property, net	1,992,154	2,000,185
Uncollected rental revenue	66,984	69,239
Prepaid advertising	2,579	-
Other assets	33,380	33,380
TOTAL ASSETS	$2,461,173	$2,406,160
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	6,817	11,363
Property management fee liability – related party	10,368	9,391
Deferred income	34,662	37,539
Accrued expenses	19,810	24,684
Other liabilities	97,605	93,134
TOTAL LIABILITIES	320,777	327,626
PARTNERS' EQUITY:
General partners	(68,264)	(68,882)
Limited partners	2,208,660	2,147,416
Total partners' equity	2,140,396	2,078,534
Non-controlling interest in real estate joint venture	-	-
Total equity	2,140,396	2,078,534
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,461,173	$2,406,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,
	2012	2011

REVENUES:
Self-storage rental income	$475,642	$457,389
Ancillary operating revenue	32,986	37,325
Interest and other income	0	9
TOTAL	508,628	494,723
EXPENSES:
Depreciation	3,503	21,663
Operating	217,153	236,990
General and administrative	57,608	48,076
General partners' incentive management fee	13,636	13,635
Property management fee – related party	29,230	29,330
TOTAL	321,130	349,694
NET INCOME	$187,498	$145,029
LESS: Net income attributable to non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$187,498	$145,029
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,875	1,450
Limited partners	185,623	143,579
TOTAL	$187,498	$145,029

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$9.28	$7.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Six Months Ended June 30,
	2012	2011

REVENUES:
Self-storage rental income	$928,496	$900,978
Ancillary operating revenue	69,021	72,434
Interest and other income	6	19
TOTAL	997,523	973,431
EXPENSES:
Depreciation	8,031	35,268
Operating	414,592	447,776
General and administrative	121,817	132,481
General partners' incentive management fee	27,272	27,270
Property management fee – related party	60,169	58,759
TOTAL	631,881	701,554
NET INCOME	$365,642	$271,877
LESS: Net income attributable to non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$365,642	$271,877
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	3,656	2,719
Limited partners	361,986	269,158
TOTAL	$365,642	$271,877

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$18.10	$13.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2011 (Audited)	$(68,882)	$2,147,416	$0	$2,078,534
Net Income Allocation	3,656	361,986	0	365,642
Distributions	(3,038)	(300,742)	0	(303,780)
BALANCE, June 30, 2012	$(68,264)	$2,208,660	$0	$2,140,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$365,642	$271,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,031	35,268
Net income attributable to non-controlling interests	—	—
Changes in assets and liabilities:
Other assets	(324)	21,518
Incentive management fee payable to general partners	(4,546)	11,362
Property management fees payable	977	1,001
Customer deposits and other liabilities	(3,280)	(9,560)
Net cash provided by operating activities	366,500	331,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(303,780)	(303,744)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(303,780)	(303,744)

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,720	27,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,356	311,084
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$366,076	$338,806
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of June 30, 2012, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,791,231)	(6,783,200)
Property, net	$1,992,154	$ 2,000,185

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $60,169 and $58,759, for the six month periods ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at June 30, 2012 and December 31, 2011 were $10,368 and $9,391, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $13,878.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 2.8% to $508,628 from $494,723 and total expenses decreased 8.2% to $321,130 from $349,694 resulting in an increase in net income of 29.3% to $187,498 from $145,029. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.3% for the three-month period ended June 30, 2012, compared to 74.5% for the same period in 2011. Operating expenses decreased $19,837 or 8.4% primarily due to decreases in promotional advertising and repair and maintenance expenses. General and administrative expenses increased $9,532 or 19.8% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 2.5% to $997,523 from $973,431 and total expenses decreased 9.9% to $631,881 from $701,554 resulting in an increase in net income of 34.5% to $365,642 from $271,877. Rental revenues increased primarily as a result of decreases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.4% for the six-month period ended June 30, 2012, compared to 73.2% for the same period in 2011. Operating expenses decreased $33,184 or 7.4% primarily due to decreases in promotional advertising, repair and maintenance and power sweep / snow plow expenses partially offset by increases in employee promotional expenses. General and administrative expenses decreased $10,664 or 8.0% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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

August 20, 2012

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

August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 20, 2012