Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND XI
filed 2012-11-14
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONDSENSED CONSOLIDATED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash & equivalents	$379,536	$303,356
Property, net	1,988,956	2,000,185
Uncollected rental revenue	70,928	69,239
Prepaid advertising	-	-
Other assets	33,380	33,380
TOTAL ASSETS	$2,472,800	$2,406,160
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	15,909	11,363
Property management fee liability – related party	9,871	9,391
Deferred income	40,438	37,539
Accrued expenses	24,115	24,684
Other liabilities	90,844	93,134
TOTAL LIABILITIES	332,692	327,626
PARTNERS' EQUITY:
General partners	(68,266)	(68,882)
Limited partners	2,208,374	2,147,416
Total partners' equity	2,140,108	2,078,534
Non-controlling interest in real estate joint venture	-	-
Total equity	2,140,108	2,078,534
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,472,800	$2,406,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES
Self-storage rental income	$468,125	$482,589	$1,396,621	$1,383,567
Ancillary operating revenue	33,782	36,483	102,803	108,917
Interest and other income	-	9	6	28
TOTAL	501,907	519,081	1,499,430	1,492,512
EXPENSES
Depreciation	3,198	5,250	11,229	40,518
Operating	249,316	213,126	663,908	660,902
General and administrative	54,017	51,288	175,834	183,769
General partners' incentive management fee	13,637	13,635	40,909	40,905
Property management fee – related party	30,512	30,134	90,681	88,893
TOTAL	350,680	313,433	982,561	1,014,987
NET INCOME	$151,227	$205,648	$516,869	$477,525
Less: Net income attributable to non-controlling interest	-	-	-	-
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$151,227	$205,648	$516,869	$477,525

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,512	2,056	5,169	4,775
Limited partners	149,715	203,592	511,700	472,750
TOTAL	$151,227	$205,648	$516,869	$477,525

Weighted average limited partnership units outstanding	20,000	20,000	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$7.49	$10.18	$25.59	$23.64

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2011 (Audited)	$(68,882)	$2,147,416	$ -	$2,078,534
Net Income Allocation	5,169	511,700	-	516,869
Distributions	(4,553)	(450,742)	-	(455,295)
BALANCE, September 30, 2012	$(68,266)	$2,208,374	$ -	$2,140,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$516,869	$477,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,229	40,518
Net income attributable to non-controlling interests	—	—
Changes in assets and liabilities:
Other assets	(1,689)	13,847
Incentive management fee payable to general partners	4,546	6,817
Property management fees payable	480	1,221
Customer deposits and other liabilities	40	(22,641)
Net cash provided by operating activities	531,475	517,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	$(29,622)
Net cash used in investing activities	-	$(29,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(455,295)	(455,259)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(455,295)	(455,259)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,180	32,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,356	311,084
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379,536	$343,490
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2012, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended September 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,794,429)	(6,783,200)
Property, net	$ 1,988,956	$ 2,000,185

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $90,681 and $88,893, for the nine month periods ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $9,871 and $9,391, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 and 2011 were $20,817 and $6,939, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues decreased 3.3% to $501,907 from $519,081 and total expenses increased 11.9% to $350,680 from $313,433 resulting in a decrease in net income of 26.5% to $151,227 from $205,648. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.8% for the three-month period ended September 30, 2012, compared to 74.6% for the same period in 2011. Operating expenses increased $36,190 or 17.0% primarily due to increases in repair and maintenance, salary and wages, advertising and workers compensation insurance expenses. General and administrative expenses increased $2,729 or 5.3% primarily as a result of increases in legal and professional expenses; partially offset by a decrease in credit card fees.

For the nine-month periods ended September 30, 2012 and 2011, revenues increased 0.5% to $1,499,430 from $1,492,512 and total expenses decreased 3.2% to $982,561 from $1,014,982 resulting in an increase in net income of 8.2% to $516,869 from $477,525. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.5% for the nine-month period ended September 30, 2012, compared to 73.7% for the same period in 2011. Operating expenses increased $3,006 or 0.5% primarily due to increases in salaries and wages, employee promotional, workers compensation insurance, and repair and maintenance expenses; partially offset by decreases in power sweep/snow plow and advertising expenses. General and administrative expenses decreased $7,935 or 4.3% primarily as a result of a decrease in accounting service expense.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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

November 14, 2012

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

November 14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2012