Form 10-Q/A
period 2012-09-30
DSI REALTY INCOME FUND XI
filed 2012-11-23
CIK 844048

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed by the Registrant with the Securities and Exchange Commission on November 14, 2012 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being furnished within 30 days of the filing of the Original Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

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