Form 10-K
period 2012-12-31
DSI REALTY INCOME FUND XI
filed 2013-03-29
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,237	7.96	74.0	58,263	8.00	71.5
Edgewater Park, NJ	4.12	Oct-89	54,144	7.31	63.5	53,834	7.38	66.2
Sterling Heights, MI	3.76	Jul-91	57,850	8.41	82.6	57,850	7.92	81.2
Whittier, CA	3.92	Mar-90	58,554	11.30	71.2	58,554	11.14	74.5

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

Approximate Number of Security Holders

As of December 31, 2012, there were approximately 515 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.51 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012 and $7.51 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

Total revenues increased from $1,974,213 in 2011 to $2,007,392 in 2012, while total expenses decreased from $1,289,715 to $1,273,840. As a result, net income attributable to the Partnership increased from $558,998 to $607,152. Rental revenues increased primarily as a result of increased rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 72.8% for the year 2012 as compared to 73.3% for 2011. Operating expenses decreased $11,181 (1.3%) primarily due to decreases in real estate taxes, advertising, and power sweep/snow plow expenses; partially offset by increases in salary and wages, and repair and maintenance expenses. General and administrative expenses decreased $12,045 (5.0%) primarily as a result of decreases in legal and professional, and credit card fee expenses; partially offset by administrative expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, increased slightly as a result of the increase in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $16,433 (2.2%) in 2012 compared to 2011 primarily due to the increase in uncollected rental revenues.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2012 or 2011. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2012 and 2011.

Current economic conditions have shown improvement but the strength of the recovery continues to vary by property and by region. As the economic recovery continues to stabilize and demonstrate consistency, we are optimistic that positive momentum will continue to build throughout 2013. Lingering high unemployment rates are still affecting people's discretionary income and their ability to afford storage.

Historically low interest rates have made housing more affordable and have driven a strong recovery in this sector of the real estate market. Although this fact may be having a negative impact on storage occupancy rates in the short term, we expect the growing economy to be a positive offset as incomes rebound steadily.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2012 was as follows:

	2012 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	$488,895	$508,628	$501,907	$507,962
Net income	$178,144	$187,498	$151,227	$216,683
Net income per limited partnership unit
	$ 8.82	$ 9.28	$ 7.49	$ 4.46
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011 F-2

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011 F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2012 and 2011 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 F-5

Notes to Consolidated Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012 F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was not effective.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

The following significant deficiency (as defined above) was identified, which in combination with other deficiencies may constitute a material weakness (as defined above):

•	We did not properly implement the controls to detect errors in year-end close reconciliations and adjusting journal entries.

To the knowledge of the Partnership’s management, including the Partnership’s PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended December 31, 2012, or statement of financial position as of December 31, 2012. The Partnership’s management is implementing improved year-end close checklists and review procedures to remediate the above noted significant deficiency.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012, except as noted above, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 78, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 90, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 45, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2012 or 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2012 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2012, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2012 an aggregate of $6,072 was allocated to the General Partners, and during 2011 an aggregate of $5,590 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2012 or 2011, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2012 the General Partners earned an incentive management fee of $54,613, and during 2011 the General Partners earned an incentive management fee of $54,543.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2012 and 2011 the Partnership paid Dahn management fees of $118,975 and $118,427, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $10,016 and $9,391, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2012 were $41,000 and for 2011 were $40,000.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit Related Fees, Tax Fees, or other fees during 2012 and 2011.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

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

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

EXHIBIT 1

ITEM 15(1)

2012 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2012. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

March 31, 2013

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2012	2011
ASSETS
Cash and cash equivalents	$ 307,881	$ 303,356
Property, net (Note 3)	1,985,415	2,000,185
Uncollected rental revenue	87,996	69,239
Prepaid Advertising	3,298	-
Other assets	33,380	33,380
TOTAL ASSETS	$ 2,417,970	$ 2,406,160

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 151,515	$ 151,515
Incentive management fee payable to general partners (Note 4)	29,613	11,363
Property management fees payable (Note 6)	10,016	9,391
Other liabilities	93,374	93,134
Deferred income	35,266	37,539
Accrued expenses	19,311	24,684
Total liabilities	339,095	327,626

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(68,878)	(68,882)
Limited Partners	2,147,753	2,147,416
Total partners' equity	2,078,875	2,078,534
Noncontrolling interest	-	-
Total equity	2,078,875	2,078,534
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,417,970	$ 2,406,160

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2012	2011
REVENUES
Self-storage rental income	$ 1,848,351	$ 1,832,592
Ancillary operating revenue	159,035	141,584
Interest and other income	6	37
Total revenues	2,007,392	1,974,213

EXPENSES
Depreciation	14,770	30.399
Operating	858,088	846,907
General and administrative	227,394	239.439
General partners' incentive management fee (Note 4)	54,613	54,543
Property management fee (Note 6)	118,975	118,427
Total expenses	1,273,840	1,289,715

NET INCOME	$ 733,552	$ 684,498
LESS: Net income attributable to noncontrolling interest	(126,400)	(125,500)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 607,152	$ 558,998

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	$ 6,072	$ 5,590
Limited partners	601,080	553,408
TOTAL	$ 607,152	$ 558,998

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 30.05	$ 27.67

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2010	$ (68,404)	$ 2,194,715	$ -	$ 2,126,311
Net income allocation	5,590	553,408	125,500	684,498
Distributions	(6,068)	(600,707)	(125,500)	(732,275)
BALANCE DECEMBER 31, 2011	$ (68,882)	$ 2,147,416	$ -	$2,078,534
Net income allocation	6,072	601,080	126,400	733,552
Distributions	(6,068)	(600,743)	(126,400)	(733,211)
BALANCE DECEMBER 31, 2012	$(68,878)	$ 2,147,753	$ -	$ 2,078,875

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 607,152	$ 558,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,770	30,399
Net income attributable to the noncontrolling interest	126,400	125,500
Changes in assets and liabilities:
Other assets	(22,054)	8,686
Incentive management fee payable to general partners	18,250	11,363
Property management fees payable	625	(47)
Customer deposits and other liabilities	(7,407)	19,270
Net cash provided by operating activities	737,736	754,169

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	-	(29,622)
Net cash used in investing activities	-	(29,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(606,811)	(606,775)
Distributions paid to the noncontrolling interest	(126,400)	(125,500)
Net cash used in financing activities	(733,211)	(732,275)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,525	(7,728)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	303,356	311,084
CASH AND CASH EQUIVALENTS, END OF YEAR	$307,881	$303,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2012 and 2011. A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2012 and 2011 were $16,526 and $17,310, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011, the Partnership changed the accounting method, for federal income tax purposes, from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2012.

Noncontrolling Interest - The Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity, in accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). The net income allocated to noncontrolling interest for the year ended December 31, 2012 and 2011 was $126,400 and $125,500 respectively. Distributions were made to the Joint Venture Partners for the noncontrolling interest in real estate joint venture during the years ended December 31, 2012 and 2011 in the amount of $126,400 and $125,500, respectively. No amounts were due to Joint Venture partners at December 31, 2012 and 2011.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012 and 2011 were $74,812 and $102,800 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2012 or 2011.

Fair Value of Financial Instruments - ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. For all financial instruments, including cash and cash equivalents, uncollected rent revenue, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2012, the Partnership had no balances in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2012 and 2011, accumulated other comprehensive income was $0.

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

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2012	2011
Land	$ 1,894,250	$1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks	163,382	163,382
Total	8,783,385	8,783,385

Less accumulated depreciation	(6,797,970)	(6,783,200)

Property – net	$ 1,985,415	$ 2,000,185

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $118,975 and $118,427 for the years ended December 31, 2012 and 2011, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $10,016 and $9,391, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2012 were $27,756.

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2012
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($2,001,759)
Bloomingdale, IL	01/91	442,000	1,579,879	117,739	442,000	1,697,618	2,139,618	($1,667,655)
Edgewater, NJ	09/90	191,250	2,400,712	82,003	191,250	2,482,715	2,673,965	($2,435,682)
Sterling Hts., MI	07/91	416,000	467,979	74,333	416,000	542,312	958,312	($529,492)
		$1,894,250	$6,417,653	$278,478	$1,894,250	$6,725,753	$8,620,003	($6,634,588)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2012 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2012 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2012 and 2011 were as follows:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,237	7.96	74.0	58,263	8.00	71.5
Edgewater Park, NJ	4.12	Oct-89	54,144	7.31	63.5	53,834	7.38	66.2
Sterling Heights, MI	3.76	Jul-91	57,850	8.41	82.6	57,850	7.92	81.2
Whittier, CA	3.92	Mar-90	58,554	11.30	71.2	58,554	11.14	74.5

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 29, 2013

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

Date: March 29, 2013

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013