Form 10-K/A
period 2012-12-31
DSI REALTY INCOME FUND XI
filed 2013-04-08
CIK 844048

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

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Form 10-K”), is to furnish the exhibits required by Item 601(b) (101) (interactive Data File) of Regulation S-K.

No other changes have been made to the Original Form 10-K and the Original Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

13 Annual Report Letter to Limited Partners. Incorporated by reference to Exhibit 13 to the Registrant’s Annual Report on Form 10-K (File Number 000-18286) for the year ended December 31, 2012.

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer. Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-18286) for the year ended December 31, 2012.

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer. Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File Number 000-18286) for the year ended December 31, 2012.

32.1 Section 1350 Certification: Principal Executive Officer. Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-18286) for the year ended December 31, 2012.

32.2 Section 1350 Certification: Principal Financial Officer. Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File Number 000-18286) for the year ended December 31, 2012.

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY
Dated: April 8, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: April 8, 2013
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
Dated: April 8, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: April 8, 2013
RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)