Form 10-Q/A
period 2013-03-31
DSI REALTY INCOME FUND XI
filed 2013-05-21
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31 2013

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

This amendment includes the complete 10-Q as the original filing due to technical issues with the with the 10-Q filing which necessitated filing of the 12b-25 as form NT-10Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS
	March 31 2013	December 31, 2012
		(Audited)
ASSETS:
Cash & equivalents	$ 374,337	$ 307,881
Property, net	1,981,950	1,985,415
Uncollected rental revenue	83,837	87,996
Prepaid advertising	3,487	3,298
Other assets	33,380	33,380
TOTAL ASSETS	$ 2,476,991	$ 2,417,970
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	43,249	29,613
Property management fee liability – related party	10,932	10,016
Deferred income	38,577	35,266
Accrued expenses	22,561	19,311
Other liabilities	103,243	93,374
TOTAL LIABILITIES	370,077	339,095
PARTNERS' EQUITY:
General partners	(68,597)	(68,878)
Limited partners	2,175,511	2,147,753
Total partners' equity	2,106,914	2,078,875
Non-controlling interest in real estate joint venture	-	-
Total equity	2,106,914	2,078,875
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,476,991	$ 2,417,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2013	2012

REVENUES:
Self-storage rental income	$ 476,968	$ 452,854
Ancillary operating revenue	31,713	36,035
Interest and other income	0	6
TOTAL	508,681	488,895
EXPENSES:
Depreciation	3,465	4,528
Operating	216,378	197,439
General and administrative	64,448	64,209
General partners' incentive management fee	13,636	13,636
Property management fee – related party	31,200	30,939
TOTAL	329,127	310,751
NET INCOME	$ 179,554	$ 178,144
LESS: Net income attributable to non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 179,554	$ 178,144
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	$ 1,796	$ 1,781
Limited partners	177,758	176,363
TOTAL	$ 179,554	$ 178,144

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.89	$ 8.82

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(68,878)	$2,147,753	$0	$2,078,875
Net Income Allocation	1,796	177,758	0	179,554
Distributions	(1,515)	(150,000)	0	(151,515)
BALANCE, March 31 2013	$(68,597)	$2,175,511	$0	$2,106,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 179,554	$ 178,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,465	4,528
Net income attributable to non-controlling interests	—	—
Changes in assets and liabilities:
Other assets	3,970	18,783
Incentive management fee payable to general partners	13,636	9,090
Property management fees payable	916	2,132
Customer deposits and other liabilities	16,430	26,962
Net cash provided by operating activities	217,971	239,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(151,515)	(151,515)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(151,515)	(151,515)

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,456	88,124
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	307,881	303,356
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 374,337	$ 391,480
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31 2013

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of March 31 2013, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited consolidated interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31 2013 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31 2013 and December 31, 2012, were as follows:

	March 31 2013	December 31, 2012
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,801,435)	(6,797,970)
Property, net	$ 1,981,950	$ 1,985,415

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $31,200 and $30,939, for the three month periods ended March 31, 2013 and 2012, respectively. Amounts payable to Dahn at March 31, 2013 and December 31, 2012 were $10,932 and $10,016, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the nine month period ended March 31, 2013 were $6,939.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2013, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended March 31, 2013 and 2012, revenues increased 4.0% to $508,681 from $488,895 and total expenses increased 5.9% to $329,127 from $310,751 resulting in an increase in net income of 0.8% to $179,554 from $178,144. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.1% for the three-month period ended March 31, 2013, compared to 72.5% for the same period in 2012. Operating expenses increased $18,939 or 9.6% primarily due to increases in repair and maintenance, salary and wages and power sweep / snow plow expenses, partially offset by a decrease in personal property taxes and merchandise for resale expense. General and administrative expenses increased $239 or 0.4% primarily as a result of an increase in legal and professional and administration expense; partially offset by a decrease in postage.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 20, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 20, 2013

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

May 20, 2013

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

May 20, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 20, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2013