Form 10-Q
period 2013-06-30
DSI REALTY INCOME FUND XI
filed 2013-08-15
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash	$ 342,303	$ 307,881
Properties, net	1,978,523	1,985,415
Uncollected rental revenue	68,373	87,996
Prepaid advertising	2,662	3,298
Other assets	33,380	33,380
TOTAL ASSETS	$ 2,425,241	$ 2,417,970
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 151,515	$ 151,515
Incentive management fee liability	13,636	29,613
Property management fee liability – related party	10,322	10,016
Deferred income	40,183	35,266
Accrued expenses	24,026	19,311
Other liabilities	92,975	93,374
TOTAL LIABILITIES	332,657	339,095
PARTNERS' EQUITY:
General partners	(68,741)	(68,878)
Limited partners	2,161,325	2,147,753
Total partners' equity	2,092,584	2,078,875
Non-controlling interest in real estate joint venture	-	-
Total partners’ equity	2,092,584	2,078,875
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,425,241	$ 2,417,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,
	2013	2012

REVENUES:
Self-storage rental income	$ 470,299	$ 475,642
Ancillary operating revenue	39,142	32,986
Interest and other income	0	0
TOTAL REVENUE	$ 509,441	$ 508,628
EXPENSES:
Depreciation	3,427	3,503
Operating	252,498	217,153
General and administrative	71,725	57,608
General partners' incentive management fee	13,636	13,636
Property management fee – related party	30,970	29,230
TOTAL EXPENSES	372,256	321,130
NET INCOME	$ 137,185	$ 187,498
LESS: Net income attributable to non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 137,185	$ 187,498
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,372	1,875
Limited partners	136,443	185,623
TOTAL INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 137,815	$ 187,498

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.82	$ 9.28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Six Months Ended June 30,
	2013	2012

REVENUES:
Self-storage rental income	$ 947,267	$ 928,496
Ancillary operating revenue	70,855	69,021
Interest and other income	0	6
TOTAL REVENUE	1,018,122	997,523
EXPENSES:
Depreciation	6,892	8,031
Operating	468,876	414,592
General and administrative	136,173	121,817
General partners' incentive management fee	27,271	27,272
Property management fee – related party	62,171	60,169
TOTAL EXPENSE	701,383	631,881
NET INCOME	$ 316,739	$ 365,642
LESS: Net income attributable to non-controlling interest	0	0
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 316,739	$ 365,642
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	3,167	3,656
Limited partners	313,572	361,986
TOTAL INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 316,739	$ 365,642

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 15.68	$ 18.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(68,878)	$ 2,147,753	$0	$ 2,078,875
Net Income Allocation	3,167	313,572	0	316,739
Distributions	(3,030)	(300,000)	0	(303,030)
BALANCE, June 30, 2013	$(68,741)	$ 2,161,325	$0	$ 2,092,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 316,739	$ 365,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,892	8,031
Net income attributable to non-controlling interests	—	—
Changes in assets and liabilities:
Other assets	20,259	(324)
Incentive management fee payable to general partners	(15,977)	(4,546)
Property management fees payable	306	977
Customer deposits and other liabilities	9,233	(3,280)
Net cash provided by operating activities	337,452	366,500

INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Distributions to partners	(303,030)	(303,780)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(303,030)	(303,780)

NET INCREASE IN CASH	34,422	62,720
CASH AT BEGINNING OF PERIOD	307,881	303,356
CASH AT END OF PERIOD	$ 342,303	$ 366,076
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of June 30, 2013, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended June 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

 In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTIES

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012 (Audited)
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,804,862)	(6,797,970)
Properties, net	$ 1,978,523	$ 1,985,415

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $62,171 and $60,169 for the six month periods ended June 30, 2013 and 2012, respectively. Amounts payable to Dahn at June 30, 2013 and December 31, 2012 were $10,322 and $10,016, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2013 were $13,878.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended June 30, 2013 and 2012, revenues increased 0.2% to $509,441 from $508,628 and total expenses increased 15.9% to $372,256 from $321,130 resulting in a decrease in net income of 26.8% to $137,185 from $187,498. Rental revenues rates remained relatively unchanged. Occupancy levels for the Partnership's mini-storage facilities averaged 75.1% for the three-month period ended June 30, 2013, compared to 72.3% for the same period in 2012. Operating expenses increased $35,345 or 16.3% primarily due to increases in advertising, fire and liability insurance, repair and maintenance, personal property taxes and workers compensation insurance expenses; partially offset by a decrease in salary and wages expense. General and administrative expenses increased $14,117 or 24.5% primarily as a result of an increase in legal and professional and computer equipment lease expenses.

For the six-month periods ended June 30, 2013 and 2012, revenues increased 2.1% to $1,018,122 from $997,523 and total expenses increased 11.0% to $701,383 from $631,881 resulting in an decrease in net income of 13.4% to $316,739 from $365,642. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.6% for the six-month period ended June 30, 2013, compared to 72.4% for the same period in 2012. Operating expenses increased $54,284 or 13.1% primarily due to increases in advertising, fire and liability insurance, repair and maintenance, salary and wages, workers compensation insurance and power sweep/snow plow expenses. General and administrative expenses increased $14,356 or 11.8% primarily as a result of a increase in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2013

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

August 14, 2013

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

August 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2013