Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND XI
filed 2013-11-14
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONDSENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 371,442	$ 307,881
Property, net	1,975,110	1,985,415
Uncollected rental revenue	80,552	87,996
Prepaid advertising	5,998	3,298
Other assets	33,380	33,380
TOTAL ASSETS	$2,466,482	$2,417,970
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	13,636	29,613
Property management fee liability – related party	10,513	10,016
Deferred income	37,276	35,266
Accrued expenses	24,611	19,311
Other liabilities	91,868	93,374
TOTAL LIABILITIES	329,419	339,095
PARTNERS' EQUITY:
General partners	(68,296)	(68,878)
Limited partners	2,205,359	2,147,753
Total partners' equity	2,137,063	2,078,875
Non-controlling interest in real estate joint venture	-	-
Total equity	2,137,063	2,078,875
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,466,482	$2,417,970

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES
Self-storage rental income	$ 496,163	$ 468,125	$1,443,430	$1,396,621
Ancillary operating revenue	39,822	33,782	110,677	102,803
Interest and other income	-	-	-	6
TOTAL	535,985	501,907	1,554,107	1,499,430
EXPENSES
Depreciation	3,413	3,198	10,305	11,229
Operating	236,039	249,316	704,915	663,908
General and administrative	56,354	54,017	192,527	175,834
General partners' incentive management fee	13,637	13,637	40,908	40,909
Property management fee – related party	30,548	30,512	92,719	90,681
TOTAL	339,991	350,680	1,041,374	982,561
NET INCOME	$ 195,994	$ 151,227	$ 512,733	$ 516,869
Less: Net income attributable to non-controlling interest	-	-	-	-
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 195,994	$ 151,227	$ 512,733	$ 516,869

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	$ 1,960	$ 1,512	$ 5,127	$ 5,169
Limited partners	194,034	149,715	507,606	511,700
TOTAL	$ 195,994	$ 151,227	$ 512,733	$ 516,869

Weighted average limited partnership units outstanding	20,000	20,000	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.70	$ 7.49	$25.38	$25.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(68,878)	$2,147,753	$ -	$2,078,875
Net Income Allocation	5,127	507,606	-	512,733
Distributions	(4,545)	(450,000)	-	(454,545)
BALANCE, September 30, 2013	$(68,296)	$2,205,359	$ -	$2,137,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 512,733	$ 516,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,305	11,229
Net income attributable to non-controlling interests	-	-
Changes in assets and liabilities:
Other assets	4,744	(1,689)
Incentive management fee payable to general partners	(15,977)	4,546
Property management fees payable	497	480
Customer deposits and other liabilities	5,804	40
Net cash provided by operating activities	518,106	531,475

INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Distributions to partners	(454,545)	(455,295)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(454,545)	(455,295)

NET INCREASE IN CASH	63,561	76,180
CASH AT BEGINNING OF PERIOD	307,881	303,356
CASH AT END OF PERIOD	$ 371,442	$ 379,536
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2013, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,808,275)	(6,797,970)
Property, net	$ 1,975,110	$ 1,985,415

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $92,719 and $90,681, for the nine month periods ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $10,513 and $10,016, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 and 2012 were $20,817.

6. SUBSEQUENT EVENTS

In November 2013 the Partnership began the process of obtaining an open market valuation of the self storage properties portfolio (the “Properties”). In this regard, the Partnership has retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, the General Partners will inform the Limited Partners as to the strategic options that may be available so that any recommendation can be presented to the Limited Partners.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues increased 6.8% to $535,985 from $501,907 and total expenses decreased 3.0% to $339,991 from $350,680 resulting in a increase in net income of 29.6% to $195,994 from $151,227. Occupancy levels for the Partnership's mini-storage facilities averaged 81.0% for the three-month period ended September 30, 2013, compared to 72.8% for the same period in 2012. Operating expenses decreased $13,277 or 5.3% primarily due to decreases in advertising, repair and maintenance and workers compensation insurance expenses. General and administrative expenses increased $2,337 or 4.3% primarily as a result of increases in legal and professional expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues increased 3.6% to $1,554,107 from $1,499,430 and total expenses increased 6.0% to $1,041,374 from $982,561 resulting in an decrease in net income of 0.8% to $512,733 from $516,869. Occupancy levels for the Partnership's mini-storage facilities averaged 76.7% for the nine-month period ended September 30, 2013, compared to 72.5% for the same period in 2012. Operating expenses increased $41,007 or 6.2% primarily due to increases in fire and liability insurance, repair and maintenance, real estate taxes and salaries and wages expenses; partially offset by decreases in advertising expenses. General and administrative expenses increased $16,693 or 9.5% primarily as a result of an increase in legal and professional and administration expenses; partially offset by a decrease in bank account maintenance fee expenses.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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

November 14, 2013

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

November 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2013