Form 10-Q/A
period 2013-09-30
DSI REALTY INCOME FUND XI
filed 2013-11-22
CIK 844048

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 14, 2013 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.

No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

By: /s/ ROBERT J. CONWAY
Dated: November 22, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 22, 2013
RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)