Form 10-K
period 2013-12-31
DSI REALTY INCOME FUND XI
filed 2014-03-28
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,237	9.62	87.4	58,237	7.96	74.0
Edgewater Park, NJ	4.12	Oct-89	54,144	6.66	61.5	54,144	7.31	63.5
Sterling Heights, MI	3.76	Jul-91	57,850	8.39	84.4	57,850	8.41	82.6
Whittier, CA	3.92	Mar-90	58,596	11.29	79.2	58,554	11.30	71.2

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

Approximate Number of Security Holders

As of December 31, 2013, there were approximately 515 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013 and $7.51 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

Total revenues increased from $2,007,392 in 2012 to $2,068,128 in 2013, while total expenses increased from $1,273,840 to $1,374,944. As a result, net income attributable to the Partnership decreased from $733,552 to $693,184. Rental revenues increased primarily as a result of increased rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 78.1% for the year 2013 as compared to 72.8% for 2012. Operating expenses increased $73,838 (8.6%) primarily due to increases in advertising and repair and maintenance expenses; partially offset by decreases in salary and wages expenses. General and administrative expenses increased $24,367 (10.7%) primarily as a result of increases in legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, decreased slightly as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, repair and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $40,142 (5.4%) to $697,594 in 2013 compared to $737,736 in 2012 primarily due a reduced decline in customer deposits and other liabilities from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2013 or 2012. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2013 and 2012.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2013 was as follows:

	2013 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	$508,681	$509,441	$535,985	$514,021
Net income	$179,554	$137,185	$195,994	$180,451
Net income per limited partnership unit
	$ 8.89	$ 6.79	$ 9.70	$ 8.93
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012 F-2

Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012 F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2013 and 2012

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 F-5

Notes to Consolidated Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013 F-8

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 79, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 91, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 46, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2013 or 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2013 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2013, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2013 an aggregate of $5,635 was allocated to the General Partners, and during 2012 an aggregate of $6,072 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2013 or 2012, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2013 the General Partners earned an incentive management fee of $54,544, and during 2012 the General Partners earned an incentive management fee of $54,613.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2013 and 2012 the Partnership paid Dahn management fees of $123,503 and $118,975, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $9,466 and $10,016, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2013 were $42,000 and for 2012 were $41,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit Related Fees, Tax Fees, or other fees during 2013 and 2012.

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

EXHIBIT 1

ITEM 15(1)

2013 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2013. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California

March 27, 2014

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2013	2012
ASSETS
Cash	$ 269,711	$ 307,881
Property, net (Note 3)	1,972,205	1,985,415
Uncollected rental revenue	89,730	87,996
Prepaid Advertising	-	3,298
Other assets	33,380	33,380
TOTAL ASSETS	$ 2,365,026	$ 2,417,970

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 151,515	$ 151,515
Incentive management fee payable to general partners (Note 4)	27,273	29,613
Property management fees payable (Note 6)	9,466	10,016
Deferred income	32,127	35,266
Accrued expenses	25,186	19,311
Other liabilities	83,164	93,374
Total liabilities	328,731	339,095

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(69,304)	(68,878)
Limited Partners	2,105,599	2,147,753
Total partners' equity	2,036,295	2,078,875
Noncontrolling interest	-	-
Total equity	2,036,295	2,078,875
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,365,026	$ 2,417,970

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2013	2012
REVENUES
Self-storage rental income	$ 1,927,309	$ 1,848,351
Ancillary operating revenue	140,819	159,035
Interest and other income	-	6
Total revenues	2,068,128	2,007,392

EXPENSES
Depreciation	13,210	14,770
Operating	931,926	858,088
General and administrative	251,761	227,394
General partners' incentive management fee (Note 4)	54,544	54,613
Property management fee (Note 6)	123,503	118,975
Total expenses	1,374,944	1,273,840

NET INCOME	$ 693,184	$ 733,552
LESS: Net income attributable to noncontrolling interest	(129,704)	(126,400)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 563,480	$ 607,152

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	$ 5,635	$ 6,072
Limited partners	557,845	601,080
TOTAL	$ 563,480	$ 607,152

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 27.89	$ 30.05

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2011	$ (68,882)	$ 2,147,416	$ -	$ 2,078,534
Net income allocation	6,072	601,080	126,400	733,552
Distributions	(6,068)	(600,743)	(126,400)	(733,211)
BALANCE DECEMBER 31, 2012	$ (68,878)	$ 2,147,753	$ -	$2,078,875
Net income allocation	5,635	557,845	129,704	693,184
Distributions	(6,061)	(599,999)	(129,704)	(735,764)
BALANCE DECEMBER 31, 2013	$(69,304)	$ 2,105,599	$ -	$ 2,036,295

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2013	2012
OPERATING ACTIVITIES
Net income	$ 563,480	$ 607,152
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,210	14,770
Net income attributable to the noncontrolling interest	129,704	126,400
Changes in assets and liabilities:
Other assets	1,564	(22,054)
Incentive management fee payable to general partners	(2,340)	18,250
Property management fees payable	(550)	625
Customer deposits and other liabilities	(7,474)	(7,407)
Net cash provided by operating activities	697,594	737,736

INVESTING ACTIVITIES
Additions to property	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Distributions to partners	(606,060)	(606,811)
Distributions paid to the noncontrolling interest	(129,704)	(126,400)
Net cash used in financing activities	(735,764)	(733,211)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,170)	4,525
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,881	303,356
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 269,711	$ 307,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2013 and 2012. A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2013 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2013 and 2012 were $22,432 and $16,526, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011, the Partnership changed the accounting method, for federal income tax purposes, from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2013.

Noncontrolling Interest - The Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity, in accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). The net income allocated to noncontrolling interest for the year ended December 31, 2013 and 2012 was $129,704 and $126,400 respectively. Distributions were made to the Joint Venture Partners for the noncontrolling interest in real estate joint venture during the years ended December 31, 2013 and 2012 in the amount of $129,704 and $126,400, respectively. No amounts were due to Joint Venture partners at December 31, 2013 and 2012.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013 and 2012 were $108,770 and $74,812 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2013 or 2012.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Partnership had no balances in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2013 and 2012, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2013	2012
Land	$ 1,894,250	$1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks	163,382	163,382
Total	8,783,385	8,783,385

Less accumulated depreciation	(6,811,180)	(6,797,970)

Property – net	$ 1,972,205	$ 1,985,415

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $123,503 and $118,975 for the years ended December 31, 2013 and 2012, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $9,466 and $10,016, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2013 were $27,756.

ITEM 15(2)

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2013
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($2,004,013)
Bloomingdale, IL	01/91	442,000	1,579,879	117,739	442,000	1,697,618	2,139,618	($1,672,219)
Edgewater, NJ	09/90	191,250	2,400,712	82,003	191,250	2,482,715	2,673,965	($2,439,393)
Sterling Hts., MI	07/91	416,000	467,979	44,333	416,000	542,312	958,312	($532,173)
		$1,894,250	$6,417,653	$278,478	$1,894,250	$6,725,753	$8,620,003	($6,647,798)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2013 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2013 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2013 and 2012 were as follows:

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,237	9.62	87.4	58,237	7.96	74.0
Edgewater Park, NJ	4.12	Oct-89	54,144	6.66	61.5	54,144	7.31	63.5
Sterling Heights, MI	3.76	Jul-91	57,850	8.39	84.4	57,850	8.41	82.6
Whittier, CA	3.92	Mar-90	58,596	11.29	79.2	58,554	11.30	71.2

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 27, 2014

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

Date: March 27, 2014

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014