Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND XI
filed 2014-05-15
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONDSENSED BALANCE SHEETS
	As of March 31,	As of December 31,
	2014	2013
	(Unaudited)
ASSETS:
Cash	$ 323,195	$ 269,711
Property, net	1,969,606	1,972,205
Uncollected rental revenue	74,748	89,730
Prepaid advertising	-	-
Other assets	33,380	33,380
TOTAL ASSETS	$2,400,929	$2,365,026
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	13,636	27,273
Property management fee liability – related party	11,111	9,466
Deferred income	34,124	32,127
Accrued expenses	27,872	25,186
Other liabilities	101,839	83,164
TOTAL LIABILITIES	340,097	328,731
PARTNERS' EQUITY:
General partners	(69,058)	(69,304)
Limited partners	2,129,890	2,105,599
Total partners' equity	2,060,832	2,036,295
Non-controlling interest in real estate joint venture	-	-
Total equity	2,060,832	2,036,295
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,400,929	$2,365,026

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
	2014	2013

REVENUES:
Self-storage rental income	$ 492,699	$ 476,968
Ancillary operating revenue	37,322	31,713
Interest and other income	-	-
TOTAL	530,021	508,681
EXPENSES:
Depreciation	2,599	3,465
Operating	233,762	216,378
General and administrative	71,332	64,448
General partners' incentive management fee	13,636	13,636
Property management fee – related party	32,640	31,200
TOTAL	353,969	329,127
NET INCOME	$ 176,052	$ 179,554
LESS: Net income attributable to non-controlling interest	-	-
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 176,052	$ 179,554
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	$ 1,761	$ 1,796
Limited partners	174,291	177,758
TOTAL	$ 176,052	$ 179,554

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 8.71	$ 8.89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2013 (Audited)	$(69,304)	$2,105,599	$ -	$2,036,295
Net Income Allocation	1,761	174,291	-	176,052
Distributions	(1,515)	(150,000)	-	(151,515)
BALANCE, March 31, 2014	$(69,058)	$2,129,890	$ -	$2,060,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 176,052	$ 179,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,599	3,465
Net income attributable to non-controlling interests	-	-
Changes in assets and liabilities:
Other assets	14,982	3,970
Incentive management fee payable to general partners	(13,637)	13,636
Property management fees payable	1,645	916
Customer deposits and other liabilities	23,358	16,430
Net cash provided by operating activities	204,999	217,971

INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Distributions to partners	(151,515)	(151,515)
Distributions paid to non-controlling interest	-	-
Net cash used in financing activities	(151,515)	(151,515)

NET INCREASE IN CASH	53,484	66,456
CASH AT BEGINNING OF PERIOD	269,711	307,881
CASH AT END OF PERIOD	$ 323,195	$ 374,337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of March 31, 2014, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited consolidated interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	163,382	163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,813,775)	(6,811,180)
Property, net	$ 1,969,606	$ 1,972,205

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,640 and $31,200, for the three month periods ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at March 31, 2014 and December 31, 2013 were $11,111 and $9,466, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 and 2013 were $6,939.

6. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 4.2% to $530,021 from $508,681 and total expenses increased 7.5% to $353,969 from $329,127 resulting in a decrease in net income of 2.0% to $176,052 from $179,554. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 83.8% for the three-month period ended March 31, 2014, compared to 74.1% for the same period in 2013. Operating expenses increased $17,384 or 8.0% primarily due to increases in power sweep / snow plow expenses; partially offset by decreases in repairs and maintenance expenses. General and administrative expenses increased $6,884 or 10.7% primarily as a result of an increase in legal and professional expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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

May 15, 2014

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

May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 15 2014