Form 10-Q
period 2014-09-30
DSI REALTY INCOME FUND XI
filed 2014-11-17
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDSENSED BALANCE SHEETS
	September 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 411,123	$ 269,711
Property, net	1,964,766	1,972,205
Uncollected rental revenue	68,756	89,730
Other assets	33,378	33,380
TOTAL ASSETS	$ 2,478,023	$ 2,365,026
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 151,515	$ 151,515
Incentive management fee liability	13,636	27,273
Property management fee liability – related party	11,419	9,466
Deferred income	35,135	32,127
Accrued expenses	16,713	25,186
Other liabilities	73,879	83,164
TOTAL LIABILITIES	302,299	328,731
PARTNERS' EQUITY:
General partners	(67,909)	(69,304)
Limited partners	2,243,635	2,105,599
Total partners' equity	2,175,726	2,036,295

Total equity	2,175,726	2,036,295
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,478,023	$ 2,365,026

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three Months Ended September 30,
	2014	2013

REVENUES:
Self-storage rental income	$ 534,163	$ 496,163
Ancillary operating revenue	40,512	39,822
TOTAL	$ 574,675	$ 535,985
EXPENSES:
Depreciation	2,433	3,413
Operating	246,067	236,039
General and administrative	80,602	56,354
General partners' incentive management fee	13,640	13,637
Property management fee – related party	34,529	30,548
TOTAL	377,271	339,991
NET INCOME	$ 197,404	$195,994
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,974	1,960
Limited partners	195,430	194,034
TOTAL	$ 197,404	$ 195,994

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.77	$ 9.70

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Nine Months Ended September 30,
	2014	2013

REVENUES:
Self-storage rental income	$ 1,549,792	$ 1,443,430
Ancillary operating revenue	121,730	110,667
TOTAL	1,671,522	1,554,107
EXPENSES:
Depreciation	7,439	10,305
Operating	719,579	704,915
General and administrative	209,563	192,527
General partners' incentive management fee	40,912	40,908
Property management fee – related party	100,053	92,719
TOTAL	1,077,546	1,041,374
NET INCOME	$ 593,976	$ 512,733
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	5,940	5,127
Limited partners	588,036	507,606
TOTAL	$ 593,976	$ 512,733

Weighted average limited partnership units outstanding	20,000	20,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 29.40	$ 25.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(69,304)	$ 2,105,599	$ 2,036,295
Net Income Allocation	5,940	588,036	593,976
Distributions	(4,545)	(450,000)	(454,545)
BALANCE, September 30, 2014	$(67,909)	$ 2,243,635	$ 2,175,726

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the partnership	$ 593,976	$ 512,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,439	10,305
Changes in assets and liabilities:
Uncollected rental revenue, prepaid advertising and Other assets	20,974	4,744
Incentive management fee payable to general partners	(13,635)	(15,977)
Property management fees payable	1,953	497
Customer deposits, accrued expenses and other liabilities	(14,750)	5,804
Net cash provided by operating activities	595,957	518,106

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(454,545)	(454,545)
Net cash used in financing activities	(454,545)	(454,545)

NET INCREASE IN CASH	141,412	63,561
CASH AT BEGINNING OF PERIOD	269,711	307,881
CASH AT END OF PERIOD	$ 411,123	$ 371,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified below. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini Property) from the operation of the joint ventures.  A non-controlling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. As of September 30, 2014, no non-controlling interest in real estate joint venture was recorded as the requirements under the subordination agreement had not been met. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended September 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In February 2014, the FASB issued ASU 2014-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2014, the FASB issued ASU 2014-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on its financial statements.

In July 2014, the FASB has issued ASU No. 2014-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. ASU No. 2014-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2014-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTY

The Partnership holds a 90% interest in a joint venture that owns a mini-storage facility in Whittier, California; an 85% interest in an operating mini-storage in Edgewater Park, New Jersey; a 90% interest in an operating mini-storage facility in Bloomingdale, Illinois; and a 75% interest in an operating mini-storage in Sterling Heights, Michigan.  Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Land	$ 1,894,250	$ 1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks under capital leases	_ 163,382	_ 163,382
Total	8,783,385	8,783,385
Less accumulated depreciation	(6,818,619)	(6,811,180)
Property, net	$ 1,964,766	$ 1,972,205

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $100,053 and $92,719 for the nine month periods ended September 30, 2014 and 2013, respectively. Amounts payable to Dahn at September 30, 2014 and December 31, 2013 were $11,419 and $9,466, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2014 were $20,817.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of 2013 we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party has concluded its due diligence on the properties. We have filed preliminary proxy material with the SEC and are currently awaiting final comments. Once final comments are received, a definitive proxy including the terms and conditions of the transactions will be filed and mailed to the Limited Partners.  Any sale would require approval by the holders of a majority of the Limited Partnership Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended September 30, 2014 and 2013, revenues increased 7.2% to $574,675 from $535,985 and total expenses increased 11.0% to $377,271 from $339,991 resulting in an increase in net income of 0.7% to $197,404 from $195,994. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 88.1% for the three-month period ended September 30, 2014, compared to 81.0% for the same period in 2013. Operating expenses increased $10,028 or 4.2% primarily due to increases in advertising and salary and wages expenses; partially offset by an decrease in repair and maintenance expense. General and administrative expenses increased $24,248 or 43.0% primarily as a result of a increase in legal and professional expenses.

For the nine-month periods ended June 30, 2014 and 2013, revenues increased 7.6% to $1,671,522 from $1,554,107 and total expenses increased 3.5% to $1,077,546 from $1,041,374 resulting in a increase in net income of 15.8% to $593,976 from $512,733. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 86.6% for the nine-month period ended September 30, 2014, compared to 76.7% for the same period in 2013. Operating expenses increased $14,664 or 2.1% primarily due to increases in advertising, salary and wages, power sweep / snow plow and rental unit insurance expenses; partially offset by decreases in repair and maintenance expenses. General and administrative expenses increased $17,036 or 8.8% primarily as a result of a increase in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Income; (iii) Unaudited Condensed Statements of Stockholders’ Equity; (iv) Unaudited Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND XI,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: September 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: September 14, 2014

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

November 14, 2014

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

September 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY _

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2014