Form 10-K
period 2014-12-31
DSI REALTY INCOME FUND XI
filed 2015-03-31
CIK 844048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years, but as of February 23, 2015 it has been confirmed by Goodrich, Baron & Goodyear LLP that a majority of Limited Partners have elected to liquidate and sell the assets and dissolve the Fund. (See Notes to Financial Statement: Item 8, Subsequent Events)

The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other limited partnerships sponsored by the General Partners.

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

			2014			2013
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,225	10.12	85.8	58,237	9.62	87.4
Edgewater Park, NJ	4.12	Oct-89	53,869	7.28	81.3	54,144	6.66	61.5
Sterling Heights, MI	3.76	Jul-91	62,850	8.41	87.6	57,850	8.39	84.4
Whittier, CA	3.92	Mar-90	58,596	12.37	86.7	58,596	11.29	79.2

On January 9, 2015 the sale of all of the properties except Edgewater Park and Sterling Heights and related assets of DSI Realty Income Fund XI (the “Fund”) to affiliates of Smart Stop Self Storage (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. The Sale is expected to be completed within the next 60 days for an aggregate gross sale price of $10,820,000.

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

Approximate Number of Security Holders

As of December 31, 2014, there were approximately 517 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2014 and $7.50 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013.

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

Discontinued operations and held for sale - A discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The results of operations of properties that have been classified as discontinued operations are reported as discontinued operations for all periods presented. We classify real property as held for sale when our management commits to a plan to sell the property, the plan has appropriate approvals, the sale of the property is probable, and certain other criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

Total revenues from discontinued operations increased from $2,068,128 in 2013 to $2,238,425 in 2014, while total expenses from discontinued operations decreased from $1,215,324 to $1,187,170. As a result, net income from discontinued operations increased from $852,804 to $1,051,255. Rental revenues from discontinued operations increased primarily as a result of increased rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 86.3% for the year 2014 as compared to 78.1% for 2013. Operating expenses from discontinued operations decreased $19,575 (2.1%) primarily due to decreases in advertising and repair and maintenance expenses; partially offset by increases in real estate taxes, salary and wages and power sweep / snow plow expenses. General and administrative expenses from discontinuing operations increased $15,017 (14%) primarily as a result of increases in legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, increased slightly as a result of the increase in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, repair and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $102,331 (14%) to $835,625 in 2014 compared to $733,294 in 2013 primarily due to an increase in customer deposits and other revenues from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2014 or 2013. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2014 and 2013.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

On January 9, 2015 the sale of all of the properties except Edgewater Park and Sterling Heights and related assets of DSI Realty Income Fund XI (the “Fund”) to affiliates of Smart Stop Self Storage (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. The Sale is expected to be completed within the next 60 days for an aggregate gross sale price of $10,820,000.

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2014 was as follows:

	2014 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues from discontinued operations	$530,021	$566,826	$574,675	$566,903
Net income	$176,052	$220,520	$197,404	$99,671
Net income per limited partnership unit
	$ 8.71	$ 10.92	$ 9.77	$ 4.93
Weighted average number of limited partnership units outstanding

	20,000	20,000	20,000	20,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013 F-2

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013 F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended

December 31, 2014 and 2013 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 F-5

Notes to Consolidated Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014 F-8

2014 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND XI

Financial Statements for its fiscal year ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund XI:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund XI, a California Limited Partnership (the "Partnership") as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in partners' equity, and cash flows for each of the years in the two years then ended. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund XI at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2014

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2014	2013
ASSETS
Cash	$ 259,935	$ 185,624
Discontinued operating assets	2,154,867	2,179,402
TOTAL ASSETS	$ 2,414,801	$ 2,365,026

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 151,515	$ 151,515
Accrued expenses	13,600	13,600
Discontinued operating liabilities	125,804	163,616
Total liabilities	290,919	328,731

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(68,429)	(69,304)
Limited Partners	2,192,311	2,105,599
Total equity	2,123,882	2,036,295
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,414,801	$ 2,365,026

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2014	2013
REVENUES
Total revenues	$ -	$ -

EXPENSES
General and administrative	185,554	142,821
Total expenses	185,554	142,821
(LOSS) FROM CONTINUING OPERATIONS	(185,554)	(142,821)
INCOME FROM DISCONTINUED OPERATIONS	1,034,455	836,004

NET INCOME	$ 848,901	$ 693,184
LESS: Net income attributable to noncontrolling interest	(155,254)	(129,704)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 693,647	$ 563,480

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	$ 6,936	$ 5,635
Limited partners	686,711	557,845
TOTAL	$ 693,647	$ 563,480

Number of limited partnership units outstanding	20,000	20,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 34.34	$ 27.89

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2012	$ (68,878)	$ 2,147,753	$ -	$ 2,078,875
Net income allocation	557,845	686,711	129,704	693,184
Distributions	(599,999)	(599,999)	(129,704)	(735,764)
BALANCE DECEMBER 31, 2013	$(69,304)	$ 2,105,599	$ -	$2,036,295
Net income allocation	6,936	686,711	155,254	848,901
Distributions	(6,061)	(599,999)	(155,254)	(761,314)
BALANCE DECEMBER 31, 2014	(68,429)	$ 2,192,311	$ -	$ 2,123,882

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2014	2013

OPERATING ACTIVITIES
Net income	$ 848,901	$ 693,184
Less: Net income from discontinued operations	1,034,455	836,004
Net (loss) from continuing operating activities:	(185,554)	(142,820)
Net cash (used in) operating activities from continuing operations	(185,554)	(142,820)
Net cash provided by operating activities from discontinued operations	1,021,179	876,114
NET CASH PROVIDE BY OPERATING ACTIVITIES	835,625	733,294

FINANCING ACTIVITIES
Distributions to partners	(606,060)	(606,060)
Distributions paid to the noncontrolling interest	(155,254)	(129,704)
Net cash (used) in financing activities	(761,314)	(735,764)
NET INCREASE (DECREASE) IN CASH	74,311	(2,470)

CASH, BEGINNING OF YEAR	269,711	307,881
Cash from continuing components	185,624	188,094
Cash from discontinued components	84,087	119,787

CASH, END OF YEAR	$ 342,953	$ 269,711
Cash from continuing components	259,935	185,624
Cash from discontinued components	83,018	84,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Pursuant to the terms of each joint venture agreement, annual profits (before depreciation) of each joint venture will be allocated to the Joint Venture Partners on the basis of actual distributions received, while annual losses (before depreciation) are to be allocated in proportion to the ownership percentages as specified above. Cash distributions are to be made to each Joint Venture Partner based upon each Joint Venture Partner's ownership percentage. However, the Joint Venture Partners have subordinated their rights to any distributions to the Partnership's receipt of an annual, noncumulative, 8% return (7.75% for the Whittier Mini) from the operation of the joint ventures. Requirements under the subordination agreement were met during 2014 and 2013. A noncontrolling interest in real estate joint venture is recorded to the extent of any distributions due to the Joint Venture Partners. The Joint Venture Partners are also entitled to receive a percentage, based upon a pre-determined formula, of the net proceeds from the sale of the properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2014 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2014 and 2013 were $18,960 and $22,432, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011, the Partnership changed the accounting method, for federal income tax purposes, from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2014.

Noncontrolling Interest - The Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity, in accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"). The net income allocated to noncontrolling interest for the year ended December 31, 2014 and 2013 was $155,254 and $129,704 respectively. Distributions were made to the Joint Venture Partners for the noncontrolling interest in real estate joint venture during the years ended December 31, 2014 and 2013 in the amount of $155,254 and $129,704, respectively. No amounts were due to Joint Venture partners at December 31, 2014 and 2013.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014 and 2013 were $98,332 and $108,770 respectively.

Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

Reclassifications - Certain amounts included in the accompanying financial statements for 2014 and 2013 have been reclassified to conform to the 2014 financial statement presentation. Balance sheet amounts for properties classified as held for sale have been reclassified as of December 31, 2014 and 2013. Statement of operations amounts for properties classified as discontinued operations have been reclassified for all periods presented. The discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. Through December 31, 2014, discontinued operations represent properties that we have either disposed of or have classified as held for sale if both the operations and cash flows of the property have been or will be eliminated from our ongoing operations as a result of the disposal transaction and if we will not have any significant continuing involvement in the operations of the property after the disposal transaction

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2014 or 2013.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenues. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2014, the Partnership had balance of $9,935 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2014 and 2013, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08 (“ASU 2014-08”), which provides a revised definition of a discontinued operation. ASU 2014-08 requires additional disclosures for a discontinued operation and the disposal of an asset and component of the entity that is not a discontinued operation. Under ASU 2014-08, a discontinued operation is a component (or group of components) of the entity, the disposal of which would represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results, when such component (or group of components) have been disposed of or classified as held for sale. The amendments in the ASU should be applied prospectively and are effective for us beginning January 1, 2015, with early adoption permitted. We adopted this standard effective December 31, 2014.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2014	2013
Land	$ 1,894,250	$1,894,250
Buildings and improvements	6,725,753	6,725,753
Rental trucks	163,382	163,382
Total	8,783,385	8,783,385

Less accumulated depreciation	(6,821,054)	(6,811,180)

Property – net	$ 1,962,331	$ 1,972,205

The Sale for all properties was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. As of December 31, 2014 and 2013, all the properties have been classified as discontinued operation.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. Dahn earned management fees equal to $133,275 and $123,503 for the years ended December 31, 2014 and 2013, respectively. Amounts payable to Dahn at December 31, 2014 and 2013, were $10,896 and $9,466, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $2,313. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2014 were $27,756.

7. DISCONTINUED OPERATIONS

The Sale for all properties was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. As of December 31, 2014 and 2013, all the properties have been classified as discontinued operation.

The following table summarizes the balance sheets components that comprise discontinued operations:

BALANCE SHEETS	2013	2014
ASSETS
Cash	$ 84,087	$ 83,018
Property, net	1,972,205	1,962,331
Uncollected rental revenue	89,730	75,839
Prepaid advertising	-	-
Other assets	33,380	33,679
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$ 2,179,402	$ 2,154,867

LIABILITIES
Incentive management fee liability	27,273	-
Property management fee liability	9,466	10,896
Deferred income	32,128	35,594
Accrued expenses	11,586	1,751
Other liabilities	83,164	81,064
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	163,616	125,805
NET ASSETS OF DISCONTINUED OPERATIONS	$ 2,015,786	$ 2,029,062

The following table summarizes the revenue and expense components that comprise discontinued operations:

	For the year ended December 31,
	2014	2013

REVENUE	$2,238,425	$2,068,128
EXPENSES	1,187,170	1,215,324
NET OPERATING INCOME FROM DISCONTINUED OPERATIONS	1,051,255	852,804
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	-	-
TOTAL INCOME FROM DISCONTINUED OPERATIONS	$1,051,255	$852,804

8. SUBSEQUENT EVENTS

On January 9, 2015 the sale of all of the properties except Edgewater Park and Sterling Heights and related assets of DSI Realty Income Fund XI (the “Fund”) to affiliates of Smart Stop Self Storage (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. The Sale is expected to be completed within the next 60 days for an aggregate gross sale price of $10,820,000.

DSI REALTY INCOME FUND XI
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014

					Gross Carrying Amount
	Initial Cost			Costs	at December 31, 2014
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Whittier, CA	03/90	$ 845,000	$ 1,969,083	$ 34,025	$ 845,000	$ 2,003,108	$ 2,848,108	($2,004,013)
Bloomingdale, IL	01/91	442,000	1,579,879	117,739	442,000	1,697,618	2,139,618	($1,675,667)
Edgewater, NJ	09/90	191,250	2,400,712	82,003	191,250	2,482,715	2,673,965	($2,443,124)
Sterling Hts., MI	07/91	416,000	467,979	74,333	416,000	542,312	958,312	($534,868)
		$1,894,250	$6,417,653	$278,478	$1,894,250	$6,725,753	$8,620,003	($6,657,672)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

3. The dissolution of the Fund was also approved by the affirmative vote of the holders of approximately 54.5% of the Units, which will occur following the sale of all Fund properties and the settlement of all accounts of the Fund.

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2014, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Form 8-K was filed detailing the results of the proxy vote on February 19, 2015. A majority of the Limited Partners have elected to liquidate and sell the assets of the Fund.

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

DSI Properties, Inc.

Robert J. Conway, 80, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 92, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 47, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2014 or 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2014 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2014, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2014 an aggregate of $6,936 was allocated to the General Partners, and during 2013 an aggregate of $5,635 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2014 or 2013, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2014 the General Partners earned an incentive management fee of $68,185, and during 2013 the General Partners earned an incentive management fee of $54,544.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 6% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2014 and 2013 the Partnership paid Dahn management fees of $133,275 and $123,503, respectively. Amounts payable to Dahn at December 31, 2014 and 2013, were $10,896 and $9,466, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2014 were $43,000 and for 2013 were $42,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit Related Fees, Tax Fees, or other fees during 2014 and 2013.

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

Dated: March 20, 2015

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2015

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

Dated: March 31, 2015

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2015

RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

EXHIBIT 13

2014 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND XI

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2014 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2014 and 2013 were as follows:

			2014			2013
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Bloomingdale, IL	3.54	Mar-87	58,225	10.12	85.8	58,237	9.62	87.4
Edgewater Park, NJ	4.12	Oct-89	53,869	7.28	81.3	54,144	6.66	61.5
Sterling Heights, MI	3.76	Jul-91	62,850	8.41	87.6	57,850	8.39	84.4
Whittier, CA	3.92	Mar-90	58,596	12.37	86.7	58,596	11.29	79.2

On January 9, 2015 the sale of all of the properties except Edgewater Park and Sterling Heights and related assets of DSI Realty Income Fund XI (the “Fund”) to affiliates of Smart Stop Self Storage (the “Sale”). The Sale was approved by the affirmative vote of the holders of approximately 54.5% of the outstanding units of limited partnership interests in the Fund (the “Units”) in accordance with the proxy statement of the Fund dated November 21, 2014. The Sale is expected to be completed within the next 60 days for an aggregate gross sale price of $10,820,000.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2015

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

Date: March 31, 2015

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund XI (the "Partnership") on Form 10-K for the period ending December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2015